Form 10-K
period 2010-06-30
China Growth CORP
filed 2010-10-13
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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
YES [X]   NO [  ]

At October 12 2010 there were 998,275 shares of Registrant’s ordinary shares outstanding.

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

In May 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of June 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

In September 2010, the Company issued an additional $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.

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

ITEM 2. PROPERTIES

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

(b)           Holders

As of June 30, 2010 there were approximately 460 record holders of 998,275 Ordinary Shares.

(c)           Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)           Securities authorized for issuance under equity compensation plans

As of June 30, 2010, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Revenues	$-	$-
Expenses	3,207	2,919
Net Loss	3,207	2,919
Basic and diluted loss per share	$(0.00)	$(0.00)

Total Assets	$1,426	$1,426

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

In May 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.   As of October 12, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

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

Results of Operations

Year ended June 30, 2010 compared to period year ended June 30, 2009

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2010. Total expenses for the year ended June 30, 2010 increased to $3,207 from $2,919 for the year ended June 30, 2009.  This increase was primarily caused by the increase in government fees in fiscal year 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $250,000 in a note receivable, $1,426 in cash available, and had current liabilities of $1,132 in accounts payable and $264,373 to a related party, including $250,000 in a current note payable. The Company anticipates that additional funding needs beyond the Company’s cash balance will be provided by the majority shareholder for at least the next 12 months as necessary.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Financial Statements.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2010, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2010.

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	52	Director

Joseph Rozelle	37	President, Chief Financial Officer, Director

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

Involvement of Officers and Directors in Blank Check Companies

Messr. Rozelle is an officer and Messrs. Richardson and Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

●	IPKV Holdings, Inc.
●	Summit Growth Corporation
●	Lunar Growth Corporation
●	Pan Asian Corporation
●	Juniper Growth Corporation
●	Seven Seas Acquisition Corporation
●	Global Growth Corporation
●	Bering Growth Corporation

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of October 12, 2010.

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

The following table sets forth, as of June 30, 2010, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

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

(3)  Christopher Efird owns 60% of the ownership interests of Nautilus and Benchmark Equity Group owns 10% of the ownership interests of Nautilus.  Mr. Frank DeLape is the 100% owner of Benchmark. In addition, Mr. DeLape controls entities that collectively own 10% of the ownership interests of Nautilus. Mr. Stephen Taylor owns 20% of the ownership interests of Nautilus. Based upon their ownership interests in Nautilus, each of Efird, Benchmark, DeLape and Taylor may be deemed to be the indirect beneficial owners of the ordinary shares. Each of Efird, Benchmark, DeLape and Taylor disclaims beneficial ownership of such ordinary shares held by Nautilus, except to the extent of their respective pecuniary interests therein.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audits of the Company’s annual financial statements for the fiscal year ended June 30, 2010 and 2009, and fees billed for other services rendered by PMB.

	2010	2009
Audit Fee (1)	$1,030	$1,626
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Date: October 12, 2010	CHINA GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 12, 2010	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 12, 2010	By: /s/ David Richardson
Name: David Richardson
Title: Director

China Growth Corporation
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
China Growth Corporation:

We have audited the accompanying balance sheets of China Growth Corporation (the Company) (a development stage company) as of June 30, 2010 and 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended June 30, 2010 and 2009, and the cumulative period from inception (September 27, 2006) through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Growth Corporation as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, and the cumulative period from inception (September 27, 2006) through June 30, 2010, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2010 is $18,475.

PMB Helin Donovan, LLP
/s/ PMB Helin Donovan, LLP

October 12, 2010
Houston, TX

China Growth Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2010	June 30, 2009

ASSETS
CURRENT ASSETS
Cash	$1,426	$1,426
Note receivable (Note 4)	250,000	--
Interest receivable	2,329	--
Total assets	$253,755	$1,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$12,044	$8,815
Note payable due to affiliate (Note 5)	250,000	--
Interest payable due to affiliate	2,329	--
Accounts payable	1,132	1,154

Total current liabilities	265,505	9,969

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of June 30, 2010 and June 30, 2009	128	128
Additional paid in capital	6,597	6,597
Deficit accumulated during development stage	(18,475)	(15,268)
Total shareholders’ deficit	(11,750)	(8,543)
Total liabilities and shareholders’ deficit	$1,426	$1,426

The accompanying notes are an integral part of these financial statements.

China Growth Corporation
(A Development Stage Company)
Statements of Operations

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative During Development Stage (September 27, 2006 to June 30, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	3,207	2,919	18,475
Total operating expenses	3,207	2,919	18,475

Operating loss	(3,207)	(2,919)	(18,475)

Other income (expense), net
Interest income, net of interest expense	--	--	--
Total other income (expense)	--	--	--

Income tax expense (benefit)	--	--	--

Net loss	$(3,207)	$(2,919)	$(18,475)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	932,440	$915,724

The accompanying notes are an integral part of these financial statements.

China Growth Corporation
(A Development Stage Company)
Statements of Shareholders’ Deficit
For the period from September 27, 2006 (Date of Inception) to June 30, 2010

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at inception at September 27, 2006	--	$--	859,375	$110	$--	$--	$110
Net loss	--	--	--	--	--	(8,376)	(8,376)

Balance as of June 30, 2007	--	--	859,375	110	--	(8,376)	(8,266)

Net loss	--	--	--	--	--	(3,973)	(3,973)

Balance as of June 30, 2008	--	--	859,375	110	--	(12,349)	(12,239)

Sale of Ordinary shares	--	--	138,900	18	6,597	--	6,615
Net loss	--	--	--	--	--	(2,919)	(2,919)
Balance as of June 30, 2009	--	--	998,275	128	6,597	(15,268)	(8,543)

Net loss	--	--	--	--	--	(3,207)	(3,207)

Balance as of June 30, 2010	--	$--	998,275	$128	$6,597	$(18,475)	$(11,750)

The accompanying notes are an integral part of these financial statements.

China Growth Corporation
(A Development Stage Company)
Statements of Cash Flows

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative During Development Stage (September 27, 2006 to June 30, 2010)
Cash flows from operating activities
Net loss	$(3,207)	$(2,919)	$(18,475)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	3,229	(2,671)	12,044
Interest (payable) receivable	--	--	--
Accounts payable	(22)	401	1,132
Net cash used in operating activities	--	(5,189)	(5,189)

Cash flows from investing activities
Investment in note receivable	(250,000)	--	(250,000

Net cash provided by investing activities	(250,000)	--	(250,000)

Cash flows from financing activities
Proceeds from issuance of note payable	250,000	--	250,000
Proceeds from issuance of ordinary shares	--	6,615	6,615
Net cash provided by financing activities	250,000	6,615	256,615

Net increase in cash	--	1,426	1,426

Cash at beginning of the period	1,426	--	--
Cash at end of the period	$1,426	$1,426	$1,426

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

China Growth Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 - Organization, Business and Operations

On September 27, 2006, China Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company’s formation and administrative costs of $2,592 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share for consideration of $110 together with a payable to the Founders of $2,482.

At June 30, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2010 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

In May 2010, the Company issued a $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received a note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.  As of June 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

In September 2010, the Company issued an additional $250,000 note to one of the Company’s largest shareholders.  This note pays interest at 10% and is payable on demand.  The Company subsequently received an additional note from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note was for $250,000, and pays interest at 10%.  This note matures twelve months from the date of issuance.

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

NOTE 2 - Summary of Significant Accounting Policies (Continued)
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

At June 30, 2010 and 2009, there were no potentially dilutive ordinary shares outstanding.

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

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2010 and 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through October 12, 2010, the date the financial statements were available to be issued.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 – Notes Receivable

In May 2010, the Company received a note for $250,000 from a potential acquisition candidate.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of the acquisition candidate.  This note was made in anticipation of a proposed combination with the Company.   Interest accruing on the note receivable is included in interest income, net of interest expense on the statement of operations.

NOTE 5 – Notes Payable - Affiliate

In May 2010, the Company issued a note for $250,000 to one of its largest shareholders.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control for the Company.  Interest payable on the note payable is included in interest income, net of interest expense on the statement of operations.

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $12,044, and $8,815 to a Founder of the Company as of June 30, 2010 and June 30, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $1,132 and $1,154 as of June 30, 2010 and 2009, respectively.

NOTE 7 - Ordinary Shares

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

NOTE 8 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2010, there were no preference shares issued or outstanding.

NOTE 9 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 10 – Subsequent Events

The Company considered all subsequent events through October 12, 2010, the date the financial statements were available to be issued.

In September 2010, the Company received a note for $250,000 from a potential acquisition candidate.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control of the acquisition candidate.

In September 2010, the Company issued a note for $250,000 to one of its largest shareholders.  This note pays interest at 10% and is due at the earlier of a) the one year anniversary from the date of issuance, b) a change of Control for the Company.