Form 10-Q
period 2010-09-30
China Growth CORP
filed 2010-11-19
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52346

China Growth Corporation
(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Nautilus Global Partners
700 Gemini, Suite 100, Houston, TX 77056
 (Address of principal executive offices) (Zip Code)

(281) 488-3883
 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  [X]     NO  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).YES  [X]     NO  [__]

At November 17, 2010 there were 998,275 shares of Registrant's ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

China Growth Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,426	$1,426
Note receivable (Note 4)	500,000	250,000
Interest receivable	10,617	2,329
Total assets	$512,039	$253,755

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$12,876	$12,044
Note payable due to affiliate (Note 5)	500,000	250,000
Interest payable due to affiliate	10,617	2,329
Accounts payable	1,302	1,132

Total current liabilities	524,795	265,505

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of September 30, 2010 and June 30, 2010	128	128
Additional paid in capital	6,597	6,597
Deficit accumulated during development stage	(19,481)	(18,475)
Total shareholders' deficit	(12,756)	(11,750)
Total liabilities and shareholders' deficit	$512,039	$253,755

See accompanying notes to condensed financial statements.

China Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Cumulative During Development Stage (September 27, 2006 to September 30, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	1,006	276	19,481
Total operating expenses	1,006	276	19,481

Operating loss	(1,006)	(276)	(19,481)

Other income (expense), net
Interest income, net of interest expense	--	--	--

Income tax expense (benefit)	--	--	--

Net loss	$(1,006)	$(276)	$(19,481)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	$912,185

See accompanying notes to condensed financial statements.

China Growth Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Cumulative During Development Stage (September 27, 2006 to September 30, 2010)
Cash flows from operating activities
Net loss	$(1,006)	$(276)	$(19,481)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	832	854	12,876
Interest (payable) receivable	--	--	--
Accounts payable	170	(578)	1,302
Net cash used in operating activities	(4)	--	(5,193)

Cash flows from investing activities
Investment in Note Receivable	(250,000)	--	(500,000)
Net cash used in investing activities	(250,000)	--	(500,000)

Cash flows from financing activities
Proceeds from issuance of note payable	250,000	--	500,000
Proceeds from issuance of ordinary shares	--	--	16,615
Net cash provided by financing activities	250,000	--	516,615

Net increase (decrease) in cash	(4)	--	1,422

Cash at beginning of the period	1,426	1,426	--
Cash at end of the period	$1,422	$1,426	$1,422

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

China Growth Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - Organization, Business and Operations

On September 27, 2006, China Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company's formation and administrative costs of $2,592 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share for consideration of $110 together with a payable to the Founders of $2,482.

At September 30, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through September 30, 2010 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

In May 2010, the Company issued a $250,000 note payable to one of the Company's largest shareholders.  This note payable pays interest at 10% and is payable on demand.  The Company subsequently received a note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and pays interest at 10%.  This note receivable matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.

In September 2010, the Company issued an additional $250,000 note payable to one of the Company's largest shareholders.  This note payable pays interest at 10% and is payable on demand.  The Company subsequently received an additional note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and pays interest at 10%.  This note receivable matures twelve months from the date of issuance.  As of September 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Interim financial information (continued)

period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K, for the year ended June 30, 2010, filed with the Securities and Exchange Commission on October 13, 2010.

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

At September 30 and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)

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

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company's financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2010 and June 30, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will

NOTE 3 - Liquidity and Capital Resources (Continued)

ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  The Company has notes payable of $500,000 due to its largest shareholder.

NOTE 4 – Notes Receivable

In May 2010 and September 2010, the Company received a total of two notes for $500,000 in aggregate from a potential acquisition candidate.  The notes pay interest at 10% and are due at the earlier of a) the one year anniversary from the date of issuance, or b) a change of Control of the acquisition candidate.  These notes were made in anticipation of a proposed combination with the Company.   Interest accruing on the notes receivable is included in interest income, net of interest expense on the statement of operations.

NOTE 5 – Notes Payable - Affiliate

In May 2010 and September 2010, the Company issued a total of two notes for $500,000 to one of its largest shareholders.  These notes pay interest at 10% and are due at the earlier of a) the one year anniversary from the date of issuance, or b) a change of Control for the Company.  Interest owed on the notes payable is included in interest income, net of interest expense on the statement of operations.  The notes automatically convert into 700,000 ordinary shares if the Company enters into a merger with the potential acquisition candidate.  The Company's largest shareholder may convert the notes into 700,000 ordinary shares at any time and at its sole option.

NOTE 6 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $12,876 and $12,044 to a Founder of the Company as of September 30 and June 30, 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $1,302 and $1,132 as of September 30 and June 30, 2010, respectively.

NOTE 7 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482, were the basis of the funding of the Company's formation costs.  On December 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,615. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 8 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  As of September 30, 2010, there were no preference shares issued or outstanding

NOTE 9 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 10 – Subsequent Events

The Company considered all subsequent events through November 15, 2010, the date the financial statements were available to be issued.

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

    In May 2010, the Company issued a $250,000 note payable to one of the Company's largest shareholders.  This note payable pays interest at 10% and is payable on demand.  The Company subsequently received a note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and pays interest at 10%.  This note receivable matures twelve months from the date of issuance.  There can be no assurance that the Company will complete a merger agreement with this private company as the proposed transaction is in the due diligence stage and the ultimate outcome of this transaction is not known.

    In September 2010, the Company issued an additional $250,000 note payable to one of the Company's largest shareholders.  This note payable pays interest at 10% and is payable on demand.  The Company subsequently received an additional note receivable from a private company in order to prepare the due diligence for a possible transaction with the Company.  This note receivable was for $250,000, and pays interest at 10%.  This note receivable matures twelve months from the date of issuance.  As of September 30, 2010, the Company has not entered into a letter of intent, merger or acquisition agreement with any company.

Comparison of the three months ended September 30, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2010 and 2009. Total expenses for the three months ended September 30, 2010 were $1,006 compared with $276 for the three months ended September 30, 2009. The increase was primarily caused by the timing of audit and filing fees.

Liquidity and Capital Resources

As of September 30, 2010, we had $500,000 in a note receivable, $1,422 in cash available, and had current liabilities of $1,302 in accounts payable and $523,493 to a related party, including $500,000 in a current note payable. The Company anticipates that additional funding needs beyond the Company's cash balance will be provided by the majority shareholder for at least the next 12 months as necessary.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2010.

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

Date: November 17, 2010	CHINA GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director