Form 10-K
period 2010-12-31
China Growth CORP
filed 2011-04-15
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-52339

China Growth Corporation
 (Name of small business issuer in its charter)

Cayman Isands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#99 Jianshe Road 3, Pengjiang District, Jiangmen City Guangdong Province, 529000 People’s Republic of China
(Address of principal executive offices and Zip Code)

 +86 (750) 395-9988
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Ordinary Shares, par value $0.001 (Title of class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of April 15, 2011, the registrant has 27,951,700 ordinary shares outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical are forward-looking statements. These include statements about the Registrant’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar words or phrases. The forward-looking statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K (the “Form 10-K”) or otherwise indicated in the filing. Before you invest in our Ordinary Shares, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Current Report on the Annual Report on the Form 10-K could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Form 10-K to conform our statements to actual results or changed expectations.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Growth and its consolidated subsidiaries, Wealth Environmental Protection, Wealth Environmental Technology, Jiangmen Huiyuan, Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth.

In addition, unless the context otherwise requires and for the purposes of this report only

●	”Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	”Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd, a PRC limited company;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	”Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd., a wholly foreign owned enterprise organized under the PRC laws;

●	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	”Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shanxi Wealth” refers to Shanxi Wealth Aluminate Materials Co., Ltd, a PRC limited company;
●	“Star Prince” refers to Star Prince Limited, a British Virgin Island company and a shareholder of Wealth Environmental Protection;
●	“Wealth Environmental Protection Shareholders” refers to all shareholders of Wealth Environmental Protection, a British Virgin Islands company;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
●	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I

ITEM 1.BUSINESS.

Overview

We are a leading producer and distributer of water purifying agent and High-performance Aluminate Calcium (HAC) powder, the core component of water purifying agent.

Jiangmen Wealth Water, our subsidiary, is solely engaged in the production and sale of water purifying agents, while Guizhou Yufeng and Shanxi Wealth, the subsidiaries of Jiangmen Wealth Water, specialize in the production and sale of HAC powder. The major raw material of our water purifying agent is HAC powder, exclusively supplied by Guizhou Yufeng, our wholly owned subsidiary. Guizhou Yufeng manufactures HAC powder using the raw materials of aluminum ore and limestone from its own mines. While selling HAC powder to third party customers, it prioritizes the supply to Jiangmen Wealth Water over third party customers and ensures that its supply meets the demand of Jiangmen Wealth Water before products being sold to other customers.

Jiangmen Wealth Water’s self-owned production facilities are located at Jiangmen City, Guangdong Province, southeast China, covering an aggregate area of 36.84 mu (approximately 264,361.63 square feet). To expand our sales network and avoid high transportation costs arising from delivery of liquid purifying agent to customers located in different geographic areas, Jiangmen Wealth Water has established production entrust agreements with 4 water purifying agent production lines located at Zhaoqing City, Guangdong Province, Yibin City, Sichuan Province, Nanchang City, Jiangxi Province and Hangzhou City, Zhejiang Province (individually, the “Entrusted Production Line,” and collectively, the “Entrusted Production Lines”), that solely produce water purifying agent with our raw materials and pursuant to our production guidance and quality control standards.

Corporate History and Background

Wealth Environmental Protection was incorporated under the laws of British Virgin Islands on June 3, 2010 to serve as an investment holding company, and Wealth Environmental Technology was incorporated under the laws of Hong Kong by Wealth Environmental Protection on June 18, 2010. Jiangmen Huiyuan was incorporated under the laws of PRC on July 22, 2010, as wholly-owned subsidiary of Wealth Environmental Technology.

On September 29, 2010, Jiangmen Huiyuan entered into a series of contractual agreements with Jiangmen Wealth Water, a company incorporated under the laws of the PRC, and its shareholders, in which Jiangmen Huiyuan effectively assumed management of the business activities of Jiangmen Wealth Water and has the right to appoint all executives and senior management and the members of the board of directors of Jiangmen Wealth Water. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Equity Interest Pledge Agreement and Power of Attorney, through which Jiangmen Huiyuan has the right to provide exclusive complete business support and technical and consulting service to Jiangmen Wealth Water for an annual fee in the amount of Jiangmen Wealth Water’s yearly net profits after tax. Additionally, Jiangmen Wealth Water’s shareholders have pledged their rights, titles and equity interest in Jiangmen Wealth Water as security for Jiangmen Huiyuan to collect consulting and services fees provided to Jiangmen Wealth Water through an Equity Pledge Agreement. In order to further reinforce Jiangmen Huiyuan’s rights to control and operate Jiangmen Wealth Water, the shareholders of Jiangmen Wealth Water have granted Jiangmen Huiyuan the exclusive right and option to acquire all of their equity interests in Jiangmen Wealth Water through an Exclusive Option Agreement. On December 27, 2010, Mr. Tan transferred all of his interest in Shan Xi Wealth to Jiangmen Wealth Water, pursuant a share transfer agreement between these two parties and Jiangmen Wealth Water became the sole shareholder of Guizhou Yufeng and Shanxi Wealth. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated the operating results, assets and liabilities of Jiangmen Wealth Water within our financial statements.

In August, 2010, Jiangmen Wealth Environmental Protection Stock Co., Ltd. transferred (i) all its equity interest in Jiangmen Wealth Water to Mr. Minzhuo Tan and Ms. Hongyu Du and (ii) all its equity interest in Guizhou Yufeng to Jiangmen Wealth Water and, Jiangmen Wealth Water became the sole shareholder of Guizhou Yufeng.  In September, 2010, Jiangmen Wealth Environmental Protection Stock Co., Ltd. and other minority shareholders of Shanxi Wealth transferred all their equity interest in Shanxi Wealth to Jiangmen Wealth Water and Jiangmen Wealth Water therefore became the 62% shareholder of Shanxi Wealth of which 38% equity interest were held by Mr. Mingzhuo Tan.  Upon the completion of the said transfers, Jiangmen Wealth Environmental Protection Stock Co., Ltd. no longer holds has any equity interest in our PRC subsidiaries in the Corporate Structure.

Jiangmen Huiyuan, Jiangmen Wealth Water, Guiyang Yufeng and Shanxi Wealth will be collectively referred to as “PRC Subsidiaries.” As a result of our reverse acquisition of Wealth Environmental Protection, we have assumed the business and operations of Jiangmen Huiyuan with our principles activities engaged in the manufacture of water purifying agents which are distributed in the southern, south-western, mid-eastern, and eastern part of China.

Our Corporate Structure

All of our business operations are conducted through our PRC subsidiaries. The chart below presents our corporate structure:

● Wealth Environmental Protection was incorporated under the laws of British Virgin Islands on June 3, 2010 to serve as an investment holding company.
● Wealth Environmental Technology was incorporated under the laws of Hong Kong by Wealth Environmental Protection on June 18, 2010.
● Jiangmen Huiyuan was incorporated under the laws of PRC on July 22, 2010 as a wholly foreign owned enterprise.

(1)
On September 29, 2010, Jiangmen Huiyuan entered into an Exclusive Business Cooperation Agreement with Jiangmen Wealth Water, pursuant to which Jiangmen Huiyuan will provide Jiangmen Wealth Water with exclusive and complete business support, and technical and consulting services related to the principal business of Jiangmen Wealth Water.

(2)
On September 29, 2010, each of Jiangmen Huiyuan and Jiangmen Wealth Water entered into an Equity Interest Pledge Agreement with Mr. Mingzhuo Tan and Ms. Hongyu Du, respectively, pursuant to which Mr. Tan and Ms. Du pledged all of their equity interest in Jiangmen Wealth Water to Jiangmen Huiyuan to secure Jiangmen Water Wealth’s obligations under the Exclusive Business Cooperation Agreement. On September 29, 2010, the pledges were registered with the Pengjiang Branch of Jiangmen Administration of Industry and Commerce.

(3)
On September 29, 2010, Jiangmen Huiyuan and Jiangmen Wealth Water entered into an Exclusive Option Agreement with Mr. Tan and Ms. Du, respectively, pursuant to which Jiangmen Huiyuan obtained the exclusive option to purchase or designate another qualified person to purchased part or all of the equity interest that Mr. Tan and Ms. Du hold in Jiangmen Wealth Water to the extent permitted by the PRC law.

(4)
On September 29, 2010, each of Mr. Tan and Ms. Du signed a power of attorney which provides that Jiangmen Huiyuan has the power to act as his/her exclusive agent with respect to all matters related to his/her equity interest in Jiangmen Wealth Water while he or she is a shareholder of Jiangmen Wealth Water .
(5) On December 27, 2010, pursuant a share transfer agreement between Mr. Tan and Jiangmen Wealth Water, Mr. Tan transferred all of his interest in Shan Xi Wealth to Jiangmen Wealth Water for the consideration of a cash payment of RMB 1.9 million (representing $290,520, based upon a conversion rate of 6.54.)

Recent Development

Share Exchange

On December 15, 2010 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) with Wealth Environmental Protection, a British Virgin Islands company, and shareholders of Wealth Environmental Protection named in the Exchange Agreement (“Wealth Environmental Protection Shareholders”). Pursuant to the terms of the Exchange Agreement, Wealth Environmental Protection Shareholders transferred to us all of the issued and outstanding ordinary shares of Wealth Environmental Protection, in exchange for the issuance of a total of 24,956,275 ordinary shares (17,500,000 ordinary shares, after giving effect to a reverse split that is defined below and has not occurred as of this filing ), par value $0.000128 per share, or 96.15% of the ordinary shares of the Company issued and outstanding after the Closing (such transaction is hereinafter referred to as the “Share Exchange”).  Following the closing of the Share Exchange, pursuant to the Exchange Agreement, the Company has taken actions to effectuate a 1:1.42610714 reverse stock split of the Company’s issued and outstanding ordinary shares as of the closing of the Share Exchange (the “Reverse Split”).  On February 14, 2011, the Company filed a preliminary proxy Statement on the Schedule 14A in anticipation of a shareholder meeting to be held to vote on the matters including the Reverse Spilt.  We have not filed a definitive proxy statement as of the filing of this Form 10-K and the Reverse Spilt has not been effectuated.

A copy of the Exchange Agreement is included as Exhibit 2.1 to this Current Report and is hereby incorporated by reference. All references to the Exchange Agreement and other exhibits to this Current Report are qualified, in their entirety, by the text of such exhibits.

Pursuant to the Exchange Agreement, Wealth Environmental Protection became our wholly-owned subsidiary. Wealth Environmental Protection holds all of the issued and outstanding capital stock of Wealth Environmental Technology, a company incorporated under the laws of Hong Kong, which is the holding company of Jiangmen Huiyuan which controls Jiangmen Wealth Water, a company organized under the laws of PRC by a series of contractual agreements and arrangements with Jiangmen Wealth Water and/or its shareholders. As a result of the Share Exchange, we are now the holding company of Jiangmen Huiyuan, an indirect wholly-owned subsidiary of Wealth Environmental Protection organized in the PRC.

Private Placement

On the Closing Date, we also entered into a subscription agreement (the “Subscription Agreement”) with a group of accredited investors (the “Investors”), pursuant to which we sold to the investors an aggregate of 222,402 units, or the Units, for an aggregate purchase price of $6,672,031, or $30.00 per Unit (the “Private Placement”). Each Unit consists of (i) two (2) shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five ordinary shares for a total of ten ordinary shares per Unit, and (ii) a warrant to purchase five (5) ordinary shares at an exercise price of $4.50 per share (the “Warrant”). Pursuant to the Subscription Agreement, as soon as practicable following the Closing Date, we have take action to effectuate the Revere Split as described above.

Pursuant to the Subscription Agreement, we are obligated to file a registration statement covering the resale of the ordinary shares underlying the Preference Shares and the Warrants (the “Registrable Securities”) no later than sixty (60) days following the closing date. In the event that the registration statement is not timely filed, we are obligated to pay to each investor liquidated damages equal to 1% of each investor’s investment per month pursuant to the Subscription Agreement. In addition, we shall use our best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible, but in no event later than 180 days following the Closing Date (the “Effective Date”). If the registration statement is not declared effective by the SEC on or prior to the Effective Date, then we are obligated to pay to each investor liquidated damages equal to 1% of such investor’s investment. However, such liquidated damages payable in the event that the Registration Statement is not declared effective by the Effective Date will be waived, provided that (1) we have responded to all SEC comments on the Registration Statement and its amendments within twenty (20) business days of their respective receipt, which shall be extended to thirty (30) business days if the SEC response cannot be submitted because we are required to provide updated financial statements pursuant to Regulation S-X; and (2) if we are current with the filing of all of our periodic reports under the Exchange Act.

The securities shall only be treated as Registrable Securities if and only for so long as they (i) have not been sold (A) pursuant to a registration statement; (B) to or through a broker, dealer or underwriter in a public distribution or a public securities transaction; and/or (C) in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(1) thereof so that all transfer restrictions and restrictive legends with respect thereto, if any, are removed upon the consummation of such sale; (ii) are not held by a holder or a permitted transferee; and (iii) are not eligible for sale pursuant to Rule 144 (or any successor thereto) under the Securities Act.

In connection with filing the registration statement, if the SEC limits the amount of Registrable Securities to be registered for resale pursuant to Rule 415 under the Securities Act, then the Company shall be entitled to exclude such disallowed Registrable Securities (the “Cut Back Shares”) on a pro rata basis among the holders thereof with a first priority given to the shares underlying the Warrants. The Company shall prepare, and, as soon as practicable but in no event later than the six months from the date the registration statement was declared effective, file with the SEC an additional registration statement (“Additional Registration Statement”) on Form S-1 covering the resale of all of the disallowed Registrable Securities not previously registered on an Additional Registration Statement hereunder. The Company shall use its best efforts to have each Additional Registration Statement declared effective by the SEC as soon as practicable. No liquidated damages hereof shall accrue on or as to any Cut Back Shares, and the required Filing Date for such additional Registration Statement including the Cutback Shares will be tolled, until such time as the Company is able to effect the registration of the Cut Back Shares in accordance with any SEC comments.

Make Good Escrow Agreement

In connection with the Private Placement, we entered into a make good escrow agreement, or Make Good Escrow Agreement with Star Prince, and Access America Investments, LLC as representative of the investors, pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split), to be held in favor of the investors in order to secure certain make good obligations (the “Escrow Shares”). Under the Make Good Escrow Agreement, we established minimum after tax net income thresholds (as determined in accordance with the Generally Accepted Accounting Principles (the “GAAP”) and excluding any non-cash charges incurred related to the Share Exchange and the Private Placement as described here above)  of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors pro rata based on the number of unites purchased by each Investor in the Offering, will be entitled to receive ordinary shares based upon a pre-defined formula which shall equate to the product of (A) the percentage difference between the applicable performance threshold and actual performance (if both applicable performance thresholds have not been achieved, then the applicable performance threshold yielding the greater difference from actual performance shall be used) times (B) the total number of the Escrow Shares.(The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under the GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if the GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise.

Holdback Escrow Agreement

Also in connection with the private placement, we entered into a holdback escrow agreement, or the Holdback Escrow Agreement, with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $2,167,203.20 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 will be released to the Company upon the hiring of a chief financial officer on terms acceptable to Access America Investments, LLC. In March 2011,  pursuant to the Holdback Escrow Agreement, upon appointment of the required independent directors to our board of directors. , an amount of $667,203.20 has been  released to us.

IR Escrow Agreement

We also entered into an investor relations escrow agreement, or the IR Escrow Agreement, with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld.

Lockup Agreements

In connection with the Private Placement, we also entered into lockup agreements, or the Lockup Agreement, with Wealth Environmental Protection Shareholders, pursuant to which each of Wealth Environmental Protection Shareholders agreed not to transfer any of our capital stock held directly or indirectly by them for an eighteen-month period following the closing of the Private Placement, unless it is approved otherwise by Access American Investments, LLC.

The foregoing description of the terms of the Warrant, the Subscription Agreement, the Make Good Escrow Agreement, the Holdback Escrow Agreement, the IR Escrow Agreement and the Lockup Agreement are qualified in their entirety by reference to the provisions of the agreements filed as Exhibits 4.1, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to this report, which are incorporated by reference herein.

Industry and Market Overview

The annual amount of wastewater discharge in China has increased from 2005 to 2009 at a 2%-3% growth rate per year. In 2009, the amount of wastewater discharge in China reached 58.92 billion tons (Source: Chart of Annual Change of National Wastewater and Major Pollutants Discharge, Page 15 of the State of China’s Environment: 2009, available at http://www.mep.gov.cn/gzfw/xzzx/). Due to deterioration in both water quantity and quality, water resource protection became a concern on the top of the agenda for both the Chinese government and the Chinese public. The Chinese government has adopted regulations and policies listing waste water disposal and drinking water safety as two issues of priority importance for the mid-term and long-term national development plans. The Chinese government is focused on controlling wastewater disposal rates, increasing the wholesome water coverage rate, raising discharge standards for nitrogen and phosphorus, and raising standards for drinking water.

As an expected result from the above-mentioned governmental endeavors, the demand for water purifying products has increased over the years and is expected to continue to increase in the future for a relatively long period of time, considering China’s large population and the severity of China’s current environmental situation. Accordingly, we believe that there will be increasing market need for our water purifying products.

Current Products

Water Purifying Agent

Jiangmen Wealth Water manufactures a variety of water purification products, including dyeing purifying agent, purifying for paper making waste water, purifying agent of phosphorus removal, and discoloring agent, for industries such as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water.

Traditional water purifying agents are usually produced for general purposes without tailoring to the needs of particular industrial requirements. Our water purifying agents, on the other hand, are specially developed by our research and development team and the institutions Tongji University and Chongqing University which we work with aiming at satisfying particular industrial situations and requirements. We entered into a technology development agreement with Tongji University in October 2003 (the “Tongji Agreement”) and in pursuant to the agreement we have completed the research and development of the HAC powder which has been used in our water purifying agents. A copy of the Tongji Agreement has been included as Exhibit 10.27 to this Form 10-K. We have also been working with Chongqing University since 2005 on the research and development of water purifying technology, including developing flocculent for enhanced coagulation for drinking water, and we have not entered into any agreement in connection with such cooperation. With the technologies derived from our research and development, our products has been demonstrated a satisfying performance.

●
Dyeing Purifying Agent: The product is developed for the active dyes, acid dyes and direct dyes of the printing and dyeing wastewater, which is a polymeric flocculant made by a special synthetic polymer technology and added auxiliary decolorization agent. This product has a good decolorization and chemical oxygen demand (COD) removal effects, and is widely used in the treatment process of dyeing industrial wastewater. COD refers to the consumption of oxidizer when using strong oxidizer in water treatment process and indicates the amount of reducing substance in water which are the target to be removed by the purifying agent. COD removal effects refer to the performance of a purifying agent or equipment in removing reducing substance and is considered as an evaluating method of water treatment effect.

●
Purifying Agent for Paper Making Wastewater: The product is a new inorganic polymer flocculant, specially developed for purifying papermaking wastewater which usually has a high concentration of micro fiber. It not only separates the water from pulp, but also kills the microorganism in the waste water and pulp, thus preventing the wastewater from turning stunk and waste pulp from nigrescence. The water and pulp are recyclable after the treatment.

●
Purifying Agent for Phosphorus Removal: Purifying agent for phosphorus removal is an inorganic polymer flocculant made by a special synthetic polymer technology with a good phosphorus removal effect for phosphorus-containing industrial and residential wastewater.

●
Discoloring Agent: The product is cationic organic macromolecular compound with functions of discoloring, flocculating, COD degrading. The special cationic group of the dyeing discoloring agent can combine with the color substance anion group of the wastewater to form a hydrophobic insoluble salt, thereby eliminate the colors, and because of the polymer adsorption bridging role, it also has a great coagulation & sedimentation effect. The decolorization rate to the dyeing water is more than 95%, the COD removal ratio is between 50% to 85%.

HAC Powder

Our HAC powder has high aluminum content.

We employ HAC powder to produce water purifying agent, while American and European water purifying agent manufacturers use aluminum hydroxide to produce water purifying agents. Aluminum hydroxide provides a similar level of efficiency for water purifying agent but generally has a higher cost than HAC powder. Using HAC powder as our core raw material, we believe our products possess quality similar to the comparable products produced by our American and European counterparts but with lower cost. Those cost savings, in turn, provide us a significant price advantage

Raw Material and Suppliers

HAC powder is the core ingredient of water purifying agent. In Shanxi and Guizhou provinces, there are abundant bauxite resources. In 2010, we acquired 100% of all the equity interest of Guizhou Yufeng and 62% of the equity interest of Shanxi Wealth. Guizhou Yufeng and Shanxi Wealth each own one bauxite mine and one limestone mine.

●
Guizhou Yufeng is located in Xinghong Village, Zhazuo Town, Xiuwen County, Guizhou Province. It has satisfied each of the annual Chinese national quality examinations during the years from 2005 to 2009. The local business department granted Guizhou Yufeng operation rights from March 2005 to April 2018.

●
Shanxi Wealth is located in Dong Jia Bi Village, Sanquan Town Industrial Zone, Fenyang City of Shanxi Province. It has satisfied each of the Chinese national quality examinations from the years of 2004 to 2009. The local business department granted Shanxi Wealth operation rights from April 2004 to January 2012.

Development of New Technologies

We are developing new technologies to enhance the quality of our current products and to introduce new products based upon our anticipation of the future market needs. We intend to introduce the following products and technologies to the market in the future:

Flocculent for Enhanced Coagulation for Drinking Water

In 2010 the Chinese government raised the standard for drinking water regarding turbidity, organic matter and a number of other indicators. Anticipating the future implementation of the stricter new drink water standard, most Chinese water companies contemplate upgrading their technologies to meet the government’s requirements. Flocculent for enhanced coagulation is widely accepted in the industry as the response to the stricter requirements and solution to the upgrading. To meet the market demands, we are now working with Chongqing University to develop flocculent for enhanced coagulation for drinking water. Currently we are conducting the second round testing of this product and expect to put it on the market in mid-2011. We have not entered into any agreement in connection with the cooperation with Chongqing University. We started our cooperation with Chongqing University in 2005 and have  not paid considerations to Chongqing University in connection with such cooperation.

HAC Powder with High Purity

With our current HAC powder technology, we can develop HAC powder with higher purity without compromising cost-efficiency. The purpose is to replace high-cost aluminum hydroxide currently used by European and American producers. Currently we have completed an initial testing of this technology and are in the process of second round testing. We expect to apply this technology to our production in 2012.

Sewage-source Heat Pump High-speed Water-purifying Technology

The development of renewable energy is among those on the top of the agenda for China’s mid-term and long-term science and technology planning programs. Currently a number of cities in China have used sewage water as conduit for cooling and heating. To meet this market demand, we are performing research on using flocculent and sewage-source heat pump in treating sewage and generating renewable energy. Currently we have completed the initial testing of this technology and are in the process of a second round testing. We expect to apply this technology to our production on a small scale in 2012.

High-concentration Organic Wastewater Treatment

Backed by the joint efforts of our research and development team and Tongji University in Shanghai, PRC, we are able to use the hydrothermal technology to transform organic matter in the wastewater into useful industrial materials such as H2, DME, and C2H5OH. H2 is the chemical formula of hydrogen which is the basic component of many chemicals and is used for combinations of carbinol, artificial petroleum, plastic resin etc. DME is short for DiMethyl Ether which is a basic chemical raw material and due to its specialties in compression, condensation and evaporation it serves a unique role in production of medicine, fuel, pesticides etc. C2H5OH is the chemical formula of ethanol which is mainly used to produce acetaldehyde, diethyl ether, ethyl acetate, ethylamine and to product dyes, paintingand detergent etc.As of the date hereof, we have completed the initial testing of this technology and are in the process of second round testing. We expect to apply this technology to our production in 2013.

Microbial Flocculent

Microbial flocculent is a highly efficient, non-toxic, pollution-free, self-degradable, and broadly applicable new generation of flocculent. It incarnates the latest development in modern biology and water treatment technology, and represents the trend of flocculent development. Our research and development on this subject focuses on wastewater discoloration and industrial water reuse for the food industry. Traditional flocculents have the issue of secondary pollution when used in water treatment process. Therefore, it is meaningful for people’s health and environmental protection to develop a new micro-organic flocculent that is non-toxic, highly active and without secondary pollution. This technology is in an initial testing phase and may have issues of instability and high cost. We expect to market this technology on a small scale in 2014.

Aluminum Recovery Technology

Research & Development Activities

We have incurred costs in conducting research and developing new products and technology during the last two fiscal years, and we believe that such expenditures do not meet the requirements to be classified as research and development costs under ASC 730. Research and development is critical to our business development. We have built a strong independent research team that includes 5 members with Ph.D. degrees, and 20 members with M.A. degrees. We have sophisticated laboratory facilities covering 1,000 square meters of land (1 square meter ≈ 10.78 square feet). The subjects of our research include, among others, HAC powder, bio-flocculent, industrial waste water purifying agent.

In addition to our independent research, we also collaborate with renowned research institutes in developing water purifying agents and other environment protection products. For example, we work with the College of Environmental Science and Engineering of Tongji Unviersity in setting up a post-doctoral research center focused on developing pollution prevention technology; and we work with Chongqing University on several environment-related research projects. Through collaboration with these institutions, we have further bolstered the research ability of our research and development team,expanded our experimental experience, and we expect to maintain our position in the water purifying industry in China. We have no expenses on research and development activities during each of the last two fiscal years.

Customer Concentration

Our customers place order on an annual basis. It is our business practice to obtain demand from our customers at the beginning of each year, pursuant to the annual needs placed in purchase agreements. Actual sales revenues generated from each customer may vary from the annual need thereto provided in such purchase agreements.  The following summarizes the actual sales revenue generated for the year of 2010.

 Water Purifying Agent

The following table sets forth our top ten customers based upon the percentage of our actual sales revenues for the year of 2010:

Customers	Amount (US Dollar)	2010
Customer A	2,867,260	10.80%
Customer B	2,244,697	8.46%
Customer C	1,988,759	7.49%
Customer D	1,616,222	6.09%
Customer E	1,494,456	5.63%
Customer F	1,376,846	5.19%
Customer G	1,223,686	4.61%
Customer H	1,196,227	4.51%
Customer I	1,091,264	4.11%
Customer J	1,076,149	4.06%
Total	16,175,566	60.95%

 *Note: The name of customers constituting various percentage of our actual sales revenue has been omitted pursuant to a request for confidential treatment.

HAC Powder

The following table sets forth our ten customers based upon the percentage of our actual revenues for the year of 2010:

Customers	Amount (US Dollar)	2010
Customer A	1,423,891	5.11%
Customer B	1,411,869	5.07%
Customer C	1,228,027	4.41%
Customer D	1,187,605	4.26%
Customer E	1,179,085	4.23%
Customer F	924,182	3.32%
Customer G	893,749	3.21%
Customer H	816,474	2.93%
Customer I	718,105	2.58%
Customer J	664,497	2.38%
Total	9,023,593	32.39%

 *Note: The name of customers constituting various percentage of our actual sales revenue has been omitted pursuant to a request for confidential treatment.

Sales Network and Sales Model

Water Purifying Agent

Our current sales network of water purifying agent covers, four geographic areas of China, including the Southwest, South, Central, East of China. These geographic regions include some of the most developed economic areas in China and, accordingly, the local governments pay great attention to environmental issues, such as purifying waste water. We adopt a “regional production and sales” model with each of our self-owned production facilities in Jiangmen City, Guangdong Province, and the four Entrusted Production Lines responsible for meeting the market demand within its covered selling areas in order to minimize transportation costs.

HAC Powder

Given that preservation and delivery of HAC powder does not generate high transportation costs compared to delivery of liquid water purifying agent, our sales of HAC powder adopt a “direct distribution” model with Guizhou Yufeng and Shanxi Wealth directly delivering HAC powder to our distribution centers which in turn deliver HAC powder to customers. Currently, we have approximately 6 HAC powder distribution centers covering 13 provinces in China, consisting of Guangdong, Guangxi, Guizhou, Hainan, Henan, Hunan, Jiangsu, Zhejiang, Jiangxi, Shandong, Sichuan, Tianjin and Yunnan. .

Market

Market Opportunity

Currently, China is in the process of rapid economic growth and market reform led by nation-wide industrial development. Unfortunately, following in the footsteps of many mature economies, China’s rapid industrial expansion has brought with it an almost inevitable by-product: industrially generated pollution of water, air and the environment as a whole. It is estimated that approximately 80% of China’s environmental pollution results from industry-produced solid waste, waste water and waste gas emissions. During the 1990’s the degree of and the dangers posed by China’s increasing levels of environmental pollution became widely perceived both inside and outside China, and drew concerns from the Central Chinese Government. A nation-wide awakening to the environmental crisis has pushed the reduction and elimination of waste water and airborne pollutants to matters of priority importance in China’s next five-year economic plan.

With only approximately 2,200 cubic meters per person, or one-fourth the world average, China is a country with limited water resources. Conservation through the improvement of usage efficiency has been the fundamental way to resolve the tension between water supply and demand. China’s very high rate of industrial water consumption (as compared to that of developed countries) demands water conservation and water re-use programs. For example, the industries involved in the discharge of industrial waste water, our principal target market, consume large quantities of water and thereby call for new technology and products to increase efficiency in water usage, reduce water consumption, decrease environmental cleaning costs and thereby avoid possible governmental penalties that arise when they fail to meet one or more standards.

Marketing Plan for the Next Three Years

●	Expand the distribution coverage of our products,.

●	Establish contract with clients in operating their wastewater treatment systems, and develop long term business relationship by sharing with them our pollution treatment experiences.

●	Take priority in addressing the market in the severely polluted, economically developed coastal areas, set up local factories for the largest purchasers, and cover the clients in the surrounding area

●
Establish and develop our presence in the oversea markets. As mentioned above, with access to lower-cost raw materials, we are positioned to compete with European and American companies in the same industry. We may consider acquiring foreign companies in the following years for the purpose of producing and distributing high calcium aluminate powder and water purifying agents locally to achieve cost-efficiency.

Competition

In China, there are various companies producing water purifying agent, which are mainly located in Guangdong, Jiangsu, Shandong, Henan, Shanghai, Beijing, Tianjin and Hebei. Generally speaking, these areas are more economically developed than the rest of the country. Most companies currently in the industry are generally small in scale. Since there has not been any official statistic report issued relating to the water purifying agent industry in China, no quantified description of the competitive conditions in the industry is currently available. Compared to other companies in the industry, our company has a complete production chain from raw material procurement to production and to sales and distribution, strong management team and specialized research and development team. Our management believes that we are in the leading position with respect to both of our products in domestic market of China. Our principle methods of competition are cost saving, scale effect and technology advancement, which methods enable us to gain competitive advantages set forth below.

Competitive Advantages

●
Cost advantages: In China, we are a high-tech enterprise possessing a complete industrial chain for the production of water purifying agent, with two subsidiaries, one in Guizhou province and the other in Shanxi supplying aluminum and calcium carbonate. At the same time, we have unique technology for high aluminate calcium powder production to decease the cost by approximately 8%.

●
Scale advantages: We are a leading producer of water purifying agent and high calcium aluminate powder in China, with an annual production and distribution of approximately 190,000 tons of water purifying agent and approximately 180,000 tons of calcium aluminate powder. Our operating scale has given us considerable competitive advantage in the aspects of reducing costs and developing new products to accommodate to the ever-evolving demands of the market.

●
Technological advantages: we are applying our own “special addition” in HAC powder production, improving the traditional process to lower the purchasing and production cost and to enhance the aluminium content and activity. In addition, collaborating with Tongji University, we have spent substantial capital and more than one year developing high purity aluminate calcium production technology. The technology uses a heavy metal separation process to generate a high content of alumina, to meet international standards. The technology lowers production costs by 50 percent when compared to aluminium hydroxide. Customized products: We have developed a series of industry-specific purifying agent to implement targeted treatment for different type of water qualities, which produce a better effect than universal products and can reduce water treatment cost by 20 percent or more per ton.

Employees

As of April 15, 2011, we have 387 employees and all of the 387 employees are full-time employees, among whom 354 employees hold a Bachelor’s Degree or lower degrees, 27 employees have a Master’s Degree, 5 employees have a Ph.D degree and 1 employee holds a Post-doctoral degree. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Insurance

The Company has not carried any insurance as of the filing of this Form 10-K.

Environmental Protection, Quality Control and Safety Measure

We strive to meet the requirements provided in environmental protection regulations, and regulations related to facility safety and quality control, throughout the design, maintenance and growth of our operation facilities and manufacturing process.

Environmental Protection

Our manufacturing facilities are subject to a series of pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. To date, we have not been advised of any violations of any environmental regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Safety Measures

Guizhou Yufeng and Shanxi Wealth have set up specific production policy and principles to ensure workplace safety, including, but not limited to, onsite safety surveillance, mining safety training, regular worker health and skill inspection, site-specific hazard awareness training, overtime restriction, ventilation inspection, and damage control exercise. With full implementation of our safety policy, Guizhou Yufeng and Shanxi Wealth have had no significant workplace accidents since inception.

Quality Control

All of our factories have set up internal quality control systems to make sure our products meet IS09000 standards.ISO9000 is an international quality management standard made by Technical Committee of Quality Management and Insurance of International Standardization Organization, which is used to approve that an organization has the capability to provide products that can meet the customers’ requirements and applicable legal regulations.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

CHINA REGULATIONS

This section sets forth a summary of the most significant China regulations or requirements that may affect our business activities operated in China or our shareholders’ right to receive dividends and other distributions of profits from the PRC subsidiary.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the China’s Ministry of Commerce (MOFCOM) and the National Development and Reform Commission (NDRC) in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of State Administration of Foreign Exchange (SAFE). Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), foreign investment enterprises, or FIEs may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

(iv)	The Company Law (2005).

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the wholly owned foreign enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. The Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used. Violations of Notice 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

Regulations on Work Safety

On June 29, 2002, the Work Safety Law (“WSL”) of the PRC was adopted by the Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The WSL provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. Additionally, Regulation on Work Safety Licenses (“RWSL”), as adopted by the State Council on January 7, 2004 and became effective on January 13, 2004, requires enterprises engaging in the manufacture of dangerous chemicals to obtain a work safety license with a term of three years. If a work safety license needs to be extended, the enterprise must go through extension procedures with authorities three months prior to its expiration. In addition, on May 17, 2004, the Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production was promulgated as implementing measures to the Regulation on Work Safety Licenses which provides that entities producing dangerous chemicals are required to obtain work safety licenses pursuant to specific requirements. Without work safety licenses, no entity may engage in the formal manufacture of dangerous chemicals.

The Regulations on the Safety Administration of Dangerous Chemicals (“RSADC”) was promulgated by the State Council on January 26, 2002, effective as of March 15, 2002. It sets forth general requirements for manufacturing and storage of dangerous chemicals in China. The RSADC requires that companies manufacturing dangerous chemicals establish and strengthen their internal regulations and rules on safety control and fulfill the national standards and other relevant provisions of the State. In addition, according to the RSADC, companies that manufacture, store, transport or use dangerous chemicals shall be required to obtain corresponding approvals or licenses with the State Administration of Work Safety and its local branches and other proper authorities. Companies that manufacture or store dangerous chemicals without approval or registration with the proper authorities can be shut down, ordered to stop manufacturing or ordered to destroy the dangerous chemicals. Such companies can also be subject to fines. If criminal law is violated, the persons chiefly liable, along with other personnel directly responsible for such impropriety, shall be subject to relevant criminal liability.

Regulations on Environmental Protection

According to the Prevention and Control of Water Pollution Law, as adopted by the Standing Committee of the 10th National People’s Congress on February 28, 2008 and effective on June 1, 2008, China adopted a licensing system for pollutant discharge. Companies directly or indirectly responsible for discharge of industrial waste water or medical sewage to waters shall be required to obtain a pollutant discharge license. All companies are prohibited from discharging wastewater and sewage to waters without or in violation of the terms of the pollutant discharge license.

The Regulations on the Administration of Construction Projects Environmental Protection (“RACPEP”), as adopted by the State Council on November 18, 1998 and effective on November 29, 1998, governs construction projects and the impact such projects will have on the environment. Pursuant to the RACPEP, the governing body is responsible for supervising the implementation of a three tiered system that includes (i) reviewing and approving a construction project, (ii) overseeing the construction project and (iii) to inspect the finished construction project and ensure that all harmful pollutants are disposed of correctly. Manufacturing companies are required to apply for inspection with environmental protection authorities upon completion of a construction project.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

OUR LIMITED OPERATING HISTORY MAKES EVALUATION OF OUR BUSINESS DIFFICULT.

We have a limited operating history and have encountered and expect to continue to encounter many of the difficulties and uncertainties often faced by early stage companies. Jiangmen Wealth, our PRC operating company, was incorporated in 2003. Our limited operating history makes it difficult to evaluate our future prospects, including our ability to develop a wide customer and distribution network for our services, to expand our operations to include additional services and to control raw material costs, all of which are critical to our success. An investor must consider our business and our prospects in light of the risks, uncertainties and difficulties common to early stage companies. We may encounter unanticipated problems, expenses and delays in developing and marketing our services and securing additional blending and storage facilities. We may not be able to successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE AT LEVELS WE EXPECT.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to acquire, merge with some new projects, to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth and investment failure could disrupt our operations and ultimately prevent us from generating the revenues we expect.

KEY EMPLOYEES ARE ESSENTIAL TO GROWING OUR BUSINESS. IN ADDITION WE NEED ADDITIONAL SKILLED MANAGEMENT AND TECHNICAL PERSONNEL AND OTHER EMPLOYEES.

Mr. Mingzhuo Tan, our Chief Executive Officer, Mr. Wenchan Jiang, Technical Officer of Jiangmen Wealth Water, and Fangming Jin, Chief Expert of Jiangmen Wealth Water, are essential to our ability to continue to grow our business. They have established relationships within the industries in which we operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

Our future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management and technical personnel, and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the environmental protection industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

OUR FUTURE PERFORMANCE IS DEPENDENT ON RESEARCHING AND DEVELOPING NEW PRODUCTS, THE INABILITY TO DO SO COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our performance in the future is dependent on our ability to develop and launch new products. Changes in technologies may render our products obsolete and our performance in the future is thus significantly dependent on our ability to develop and launch new products. There can be no assurance that our research and development efforts will be successful or completed within the anticipated timeframe and results. Moreover, there can be no assurance that any research and development project undertaken by us will result in commercially viable products. Unsuccessful development and release of new products could adversely affect our performance and our ability to compete.

OUR MANUFACTURING TECHNOLOGIES AND MANUFACTURING DESIGN ARE NOT PROTECTED BY PATENT OR TRADEMARK. ANY UNAUTHORIZED USE WILL COULD CAUSE MATERIAL DAMAGE TO OUR BUSINESS AND LEAVE US VERY LIMITED REMEDIES.

We consider our manufacturing technologies and manufacturing design critical to our business. While we are not protected by patent or trademark law, if our technologies or designs are utilized by a third party without our permission, we have very  limited legal remedies to force such third party to restrain from using the technologies  or design, and therefore we cannot guarantee we will recover the damages that could have been done to our business or to re-gain the advantage our technologies and designs have afforded us.

WE WILL ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Although currently we do not have any significant competitors in the HAC powder and water purifying agent business, more water purifying agents producers are entering into the market with the economic development and growing public awareness on environmental issues. In addition, some multi-national companies have entered or prepared to enter the Chinese water purifying market, such as General Veolia Water Solutions & Technologies. Our Company is facing fierce competition. We anticipate that other companies in the industry will continue to improve their products and introduce new products with competitive price and qualities. This could pose a threat to our current market share. Some of our international competitors have stronger brand names, greater access to capital, longer operating histories, longer or more established relationships with their customers, stronger research and development capabilities and greater marketing and other resources than we do.

Some of our domestic competitors have stronger distribution networks and end-user customer bases, better access to government authorities and stronger industry-based backgrounds than us. Due to the evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, and thereby intensify competition. Existing and potential competitors may also develop relationships with our distributors in a manner that could significantly harm our ability to sell, market and develop our products. Our major competitors may be better able than we to successfully endure downturns in our industrial sector. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

WE MAY EXPERIENCE MAJOR ACCIDENTS IN THE COURSE OF OUR OPERATIONS, WHICH MAY CAUSE SIGNIFICANT PROPERTY DAMAGE AND PERSONAL INJURIES.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all of the hazards and risks inherent in these activities, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

OUR PLANNED EXPANSION AND TECHNICAL IMPROVEMENT PROJECTS COULD BE DELAYED OR ADVERSELY AFFECTED BY, AMONG OTHER THINGS, DIFFICULTIES IN OBTAINING SUFFICIENT FINANCING, TECHNICAL DIFFICULTIES, OR HUMAN OR OTHER RESOURCE CONSTRAINTS.

Our planned expansion and technical improvement projects could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

WE MAY ENCOUNTER RAW MATERIAL SUPPLY SHORTAGE AND PRICE INCREASE, ANY FAILURE TO INCREASE OUR RESERVE EFFECTIVELY COULD ADVERSELY AFFECT OUR OPERATIONS. IF WE CANNOT OBTAIN SUFFICIENT RAW MATERIALS AND COMPONENTS THAT MEET OUR PRODUCTION STANDARDS AT A REASONABLE COST OR AT ALL, OUR ABILITY TO PRODUCE AND MARKET OUR PRODUCTS, AND THUS OUR BUSINESS, COULD SUFFER.

One main raw material for our products is calcium aluminate powder. After 10 years of extensive exploration of aluminum resources, the aluminum resources in Henan province, the province used to have the largest aluminum reserve, have already been depleted. Further, the quality of calcium aluminate powder is adversely affected by a lack of high quality aluminum mines, thereby affecting our products’ quality. In Shanxi and Guizhou Provinces there are abundant aluminum deposits, but the level of mining technology is relatively low, which means these provinces cannot produce nearly enough aluminum to satisfy the market needs. As a result, the price for aluminum has soared in the recent years. Beside aluminum, we also use coal as a raw material for the production of alumina calcium powder. With the prices of different kinds of energy all rising on the horizon, the fuel coal has also become more and more expensive. All these pose problems for us to reduce cost.

While these raw materials are generally available and we have yet to experience a raw material shortage, we cannot assure that the necessary raw materials will continue to be available or in the sense of prices, accessible to us. The prices for these raw materials have been fluctuating significantly and are likely to continue to do so in the future. Numerous factors, most of which are beyond our control, can influence the prices of our raw material. These factors include, a name a few, general economic conditions, industry capacity utilization, vendor backlogs and transportation delays, and other uncertainties.

We may experience a shortage in the supply of certain raw materials and components in the future, and if any such shortage occurs, our manufacturing capabilities and operations could be negatively affected. We may not be able to adjust our product prices, especially in the short-term, to recover cost increases in such raw materials. Our future profitability may be adversely affected if and when we are unable to pass on the higher raw material costs to our customers, to be decided by various market factors.

If our suppliers are unwilling or unable to provide us with high-quality raw materials/components in the required amount at prices acceptable to us, we may not have any feasible alternative to continue our production. In addition, even if they can provide the necessary raw materials, the quality may fail to meet the standards required by our customers. Under such circumstances, there may be production/ shipments delays or reductions in manufacturing activities. Further, we may be required to adjust our products to better work with the materials and components provided by new, alternative suppliers, if we can locate them. Moreover, the suppliers may delay shipments or supply us with raw materials of inferior quality, and adversely impact the quality and performance of our products. If any of the above events relating to our obtaining qualified raw materials occurs, our ability to produce and/or market our products can undergo difficulties, and our business could suffer.

OUR MANAGEMENT INTENDS TO EXPAND OUR PRODUCTION IN NEAR FUTURE AND IF WE TAKE STEPS TO IMPLEMENT EXPANSION, WE WILL REQUIRE CAPITAL EXPENDITURES.

If we take actions to expand our production in near future, we will require capital expenditures  We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties, and failure to obtain sufficient external funds when we take actions to expand our production could have adverse effect on the development of business.

WE MAY UNDERTAKE ACQUISITIONS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO MANAGE OUR BUSINESS, AND MAY END UP BEING UNSUCCESSFUL.

Our growth strategy may involve the acquisition of new technologies, businesses, products or services or the creation of strategic alliances in areas in which we do not currently operate. These acquisitions could require that our management develop expertise in new areas, manage new business relationships and attract new types of customers. Furthermore, acquisitions may require significant attention from our management, and the diversion of our management’s attention and resources could have a material adverse effect on our ability to manage our business. We may also experience difficulties integrating acquisitions into our existing business and operations. Future acquisitions may also expose us to potential risks, including risks associated with:

● the integration of new operations, services and personnel;

● unforeseen or hidden liabilities;

● the diversion of resources from our existing businesses and technologies;

● our inability to generate sufficient revenue to offset the costs of acquisitions; and

● potential loss of, or harm to, relationships with employees or customers, any of which may have a material adverse effect on our ability to manage our business.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake plant expansion, purchase additional machinery and purchase equipment for our operations and we would have to modify our business plans accordingly. If the equipment investment is not enough, it will cause low level of production automation in producing alumina calcium powder and series purifying agent, thus affecting our production quality. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our Ordinary Shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the P.R.C.) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our plant expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

IF OUR END-USER CUSTOMERS THAT USE OUR PRODUCTS SUCCESSFULLY ASSERT PRODUCT LIABILITY CLAIMS AGAINST US DUE TO DEFECTS IN OUR PRODUCTS, OUR RESULTS OF OPERATIONS MAY SUFFER AND OUR REPUTATION MAY BE HARMED.

Our products are used for various purposes, such as treating municipal sewage and industrial wastewater and purifying water for food and beverage and pharmaceutical production. These uses tend to affect large geographic areas and significant numbers of people, and often have serious impact on the environment and people’s health and safety and daily lives. Consequently, the malfunctioning of our products could potentially cause tremendous damage. If our products are not properly designed or manufactured or if they do not perform adequately in the treatment of water, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We do not have product liability insurance for our products. In addition, negative publicity from such claims may also damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would harm our results of operations, adversely affect our safety reputation among customers and potential customers, decrease our overall market share and increase our costs by requiring us to take additional measures to ensure our safety precautions are even more visible and effective.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

We plan to expand to over-sea market based on our price advantage, however, the United States and various foreign governments have imposed controls, export license requirements, and restrictions on the export of some of our products. We do not currently export the Company’s water purifying agent directly or indirectly out of the PRC. However, if we were to begin exporting our products in the future, governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges.

THE TRANSACTION INVOLVES A REVERSE MERGER OF A FOREIGN COMPANY INTO A FOREIGN SHELL COMPANY, SO THAT THERE IS NO HISTORY OF COMPLIANCE WITH UNITED STATES SECURITIES LAWS AND ACCOUNTING RULES.

In order to be able to comply with United States securities laws, the Company’s operating subsidiary prepared its financial statements for the first time under U.S. generally accepted accounting principles and recently had its initial audit of its financial statements in accordance with Public Company Accounting Oversight Board (United States). As the Company does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with SEC reporting requirements than a comparable domestic company.

WE RELY ON CONTRACTUAL ARRANGEMENTS WITH CONSOLIDATED PRC SUBSIDIARY JIANGMEN WEALTH WATER AND ITS SHAREHOLDERS FOR THE OPERATION OF OUR BUSINESS, WHICH MAY NOT BE AS EFFECTIVE AS DIRECT OWNERSHIP. IF JIANGMEN WEALTH WATER AND ITS SHAREHOLDERS FAIL TO PERFORM THEIR OBLIGATIONS UNDER THESE CONTRACTUAL ARRANGEMENTS, WE MAY HAVE TO RESORT TO LITIGATION TO ENFORCE OUR RIGHTS, WHICH MAY BE TIME-CONSUMING, UNPREDICTABLE, EXPENSIVE AND DAMAGING TO OUR OPERATIONS AND REPUTATION.

We operate our business through our consolidated PRC subsidiary Jiangmen Wealth Water through a series of contractual arrangements. These contractual arrangements are intended to provide us with effective control over this entity and allow us to obtain economic benefits from it. Although we have been advised by our PRC counsel, Han Kun Law Offices, that these contractual arrangements are valid, binding and enforceable under current PRC laws, these contractual arrangements may not be as effective in providing control as direct ownership. For example, Jiangmen Wealth Water and its shareholders could breach their contractual arrangements with us by, among other things, failing to operate our business in an acceptable manner or taking other actions that are detrimental to our interests. If we were the controlling shareholder of Jiangmen Wealth Water with direct ownership, we would be able to exercise our rights as shareholders to effect changes to its board of directors, which in turn could implement changes at the management and operational level. However, under the current contractual arrangements, as a legal matter, if Jiangmen Wealth Water or its shareholders fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements, and rely on legal remedies under PRC law, including contract remedies, which may not be sufficient or effective. If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

THE CONTRACTUAL ARRANGEMENTS ENTERED INTO BETWEEN US AND JIANGMEN WEALTH WATER MAY RESULT IN ADVERSE TAX CONSEQUENCES TO US.

Under Chinese laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the Chinese tax authorities. We could face material and adverse tax consequences if the Chinese tax authorities determine that the contractual arrangements between us and Jiangmen Wealth Water do not represent arm’s-length prices and as a result, adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for Chinese tax purposes recorded by us or our PRC Subsidiaries or an increase in taxable income, all of which could increase our tax liabilities. In addition, the Chinese tax authorities may impose late payment fees and other penalties on us or our Chinese subsidiaries for under-paid taxes.

Risks Relating to the People’s Republic of China

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

WE ARE REQUIRED TO MAINTAIN VARIOUS LICENSES AND PERMITS REGARDING OUR MANUFACTURING BUSINESS, AND THE LOSS OF OR FAILURE TO RENEW ANY OR ALL OF THESE LICENSES AND PERMITS MAY REQUIRE THE TEMPORARY OR PERMANENT SUSPENSION OF SOME OR ALL OF OUR OPERATIONS.

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our manufacturing business. Failure to maintain these licenses, or the loss of or failure to renew such licenses and production permits, could result in the temporary or permanent suspension of some or all of our production or distribution operations and could adversely affect our revenues and profitability.

SUBSTANTIALLY ALL OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN PRC.

Substantially all of our business, assets and operations are located in PRC. The economy of PRC differs from the economies of most developed countries in many respects. The economy of PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of PRC, but may have a negative effect on us.

WE DERIVE SUBSTANTIALLY ALL OF OUR REVENUES FROM SALES IN THE PRC AND ANY DOWNTURN IN THE CHINESE ECONOMY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

Substantially all of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

POTENTIAL ENVIRONMENTAL LIABILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL CONDITION.

To the knowledge of our management team, neither the production nor the sale of our products constitutes activities, or generates materials that create any environmental hazards or requires our business operations to comply with PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

CURRENCY CONVERSION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Reminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Jiangmen Huiyuan is a FIE to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

INFLATION IN THE PRC COULD NEGATIVELY AFFECT OUR PROFITABILITY AND GROWTH.

While the PRC economy has experienced rapid growth, it has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products do not rise at a rate that is sufficient to fully absorb inflation-driven increases in our costs of supplies, our profitability can be adversely affected.

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

THE SLOWDOWN OF CHINA’S ECONOMY CAUSED IN PART BY THE RECENT CHALLENGING GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

China’s economy has experienced a slowdown after the second quarter of 2007, when the quarterly growth rate of China’s gross domestic product reached 11.9%. A number of factors have contributed to this slowdown, including appreciation of the Renminbi, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown has been further exacerbated by the challenging global economic conditions in the financial services and credit markets, which in recent months has resulted in extreme volatility and dislocation of the global capital and credit markets.

It is uncertain how long the challenging global economic conditions in the financial services and credit markets will continue and how much of an adverse impact it will have on the global economy in general and the Chinese economy specifically. The slowdown of the Chinese economy could lead to a decrease in business and construction activity nationwide, which could reduce demand for our products and adversely affect our business, results of operations and financial condition.

SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside PRC. Under the laws governing Foreign Invested Enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and our director and officer resides in PRC, service of process on our company and such director and officer may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

OUR LABOR COSTS HAVE INCREASED AND ARE LIKELY TO FURTHER INCREASE AS A RESULT OF CHANGES IN CHINESE LABOR LAWS.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for ten years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Our Subsidiaries have not purchased sufficient social insurance for all of their employees. If the local labor authorities order Our PRC Subsidiaries to do so, we may become obligated to pay unpaid insurance premiums thereby increasing our labor costs. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

OUR OPERATING SUBSIDIARIES IN CHINA ARE DELIQUENT ON PAYING SOCIAL INSURANCE PREMIUMS AND HOUSING PROVIDENT FUNDS FOR THEIR EMPLOYEES IN ACCORDANC WITH APPLICABLE LAWS.

Neither Jiangmen Wealth, Shanxi Wealth, nor Guizhou Yufeng, our operating subsidiaries under the PRC laws, have paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. Management has calculated our exposure related to unpaid social insurance premiums and housing provident funds and believes the amount, including potential penalties is less than $300,000.

WE MAY BE EXPOSED TO MONETARY FINES BY THE LOCAL HOUSING AUTHORITY AND CLAIMS FROM OUR EMPLOYEES IN CONNECTION WITH OUR PRC SUBSIDIARIES’ NON-COMPLIANCE WITH REGULATIONS WITH RESPECT TO CONTRIBUTION OF HOUSING PROVIDENT FUNDS FOR EMPLOYEES.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must be at least 5% of each employee’s average monthly income in the previous year. Our PRC Subsidiaries have not paid such funds for its employees since its establishment. Under local regulations on collection of housing provident funds in Jiangmen, Guiyang and Fenyang where our PRC Subsidiaries are located, the local housing authorities may require our PRC Subsidiaries to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If our PRC Subsidiaries fail to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. Employees of our PRC Subsidiaries may also be entitled to claim payment of such funds individually. If we receive any notice from the local housing authority or any claim from our current and former employees regarding our non-compliance with the regulations, we will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require us to divert our financial resources and/or impact our cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact our operating results.

A FAILURE BY OUR SHAREHOLDERS OR BENEFICIAL OWNERS WHO ARE PRC CITIZENS OR RESIDENTS TO COMPLY WITH CERTAIN PRC FOREIGN EXCHANGE REGULATIONS COULD RESTRICT OUR ABILITY TO DISTRIBUTE PROFITS, RESTRICT OUR OVERSEAS AND CROSS-BORDER INVESTMENT ACTIVITIES OR SUBJECT US TO LIABILITY UNDER PRC LAWS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

In October 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles (“Circular 75”). Circular 75 regulates the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the “special purpose vehicles,” including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle”, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, SAFE also requires the PRC subsidiaries of an offshore company governed by Circular 75 to coordinate the filing and updating of the SAFE registrations in a timely manner regarding major capital changes of the offshore special purpose company. If our direct or indirect shareholders who are PRC citizens or residents do not complete their registration with the local SAFE authorities, our PRC subsidiaries will be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries.

Because of uncertainty in how Circular 75 will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, our PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders over whom we have no control. We attempt to comply, and attempt to ensure that our shareholders, who are PRC citizens or residents, comply with Circular 75 requirements. We have requested Mr. Mingzhuo Tan who is PRC resident to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. However, some or all of our shareholders who are PRC residents may not comply with our request to make or obtain any applicable registrations or approvals required by Circular 75. Furthermore, we may not at all times be fully aware or informed of the identities of all of our beneficial owners who are PRC citizens or residents, and we may not always be able to compel beneficial owners of our securities to comply with Circular 75 requirements. As a result, some or all of our shareholders or beneficial owners who are PRC citizens or residents may not at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, or limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

WE MAY BE REQUIRED TO OBTAIN PRIOR APPROVAL OF THE CHINA SECURITIES REGULATORY COMMISSION, OR CSRC FOR THE LISTING AND TRADING OF OUR ORDINARY SHARES.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “New M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the New M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC legal counsel, Han Kun Law Offices, believes that it is uncertain whether the transaction is subject to CSRC’s approval prior CSRC approval for the transaction (i) Jiangmen Huiyuan was incorporated by the means of direct investment by Wealth Environmental Technology, and there was no acquisition of the equity or assets of a “PRC domestic company” as such term is defined under the New M&A Rules; and (ii) there is no provision in the New M&A Rules that clearly classifies the contractual arrangements between Jiangmen Huiyuan and Jiangmen Wealth Water as a kind of transaction falling under the New M&A Rules; and in reality, many other similar companies have completed similar transactions like the share exchange and private placement contemplated under the Exchange Agreement without CSRC’s approval and our PRC legal counsel is not aware of any situation in which the CSRC has imposed a punishment or penalty in connection with any such transactions. However, if the CSRC or other PRC Government Agencies subsequently determine that CSRC approval is required for the share exchange contemplated under the Exchange Agreement, we may face material regulatory actions or other sanctions from the CSRC or other PRC Government Agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares.

UNDER THE NEW EIT LAW, WE, WEALTH ENVIRONMENTAL PROTECTION OR WEALTH ENVIRONMENTAL TECHNOLOGY, MAY BE CLASSIFIED AS “RESIDENT ENTERPRISES” OF CHINA FOR TAX PURPOSE, WHICH MAY SUBJECT US, WEALTH ENVIRONMENTAL PROTECTION OR WEALTH ENVIRONMENTAL TECHNOLOGY TO PRC INCOME TAX ON TAXABLE GLOBAL INCOME.

Under Enterprise Income Tax Law of the PRC (“EIT Law”) that became effective on January 1, 2008, enterprises are classified as “resident enterprises” and “non-resident enterprises.” Enterprises established outside of China whose “de facto management bodies” are located in China are considered PRC “tax resident enterprises” and will generally be subject to the uniform 25% PRC enterprise income tax rate on their global income. In addition, a tax circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation rules to the Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and other assets of an enterprise. In addition, the tax circular mentioned above details that certain Chinese-invested enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights.

Given the short history of the EIT Law and lack of applicable legal precedent, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a non-PRC company such as us. Our management is substantially based in the PRC and expected to be based in the PRC in the future. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable tax consequences could follow. First, we could be subject to the enterprise income tax at a rate of 25% on our global taxable income, as well as PRC enterprise tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC Subsidiaries would qualify as “tax-exempted income”, we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC EIT purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a withholding tax of 10% for our non-PRC enterprise shareholders or a potential withholding tax of 20% for non-PRC individual shareholders is imposed on dividends we pay to them and with respect to gains derived by our non-PRC shareholders from transferring our shares. In addition to the uncertainty in how the new “resident enterprise” classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. We are actively monitoring the “resident enterprise” classification rules and are evaluating appropriate organization changes to avoid this treatment, to the extent possible.

Currently, there has not been a definitive determination as to the “resident enterprise” or “non-resident enterprise” status of us. However, since it is not anticipated that we would receive dividends or generate other income in the near future, we are not expected to have any income that would be subject to the 25% enterprise income tax on global income in the near future. We will consult with the PRC tax authorities and make any necessary tax payment if we (based on future clarifying guidance issued by the PRC), or the PRC tax authorities, determine that we are a resident enterprise under the EIT Law, and if we were to have income in the future.

WE FACE UNCERTAINTY FROM CHINA’S CIRCULAR ON STRENGTHENING THE ADMINISTRATION OF ENTERPRISE INCOME TAX ON NON-RESIDENT ENTERPRISES’ SHARE TRANSFER INCOME (“CIRCULAR 698”) THAT WAS RELEASED IN DECEMBER 2009 WITH RETROACTIVE EFFECT FROM JANUARY 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 10, 2009 that addresses the transfer of shares of Chinese resident companies by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose”. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of our holding companies, China Growth Corporation, a Cayman Island corporation, Wealth Environmental Protection, a company organized under the laws of the British Virgin Islands and Wealth Environmental Technology, a company organized under the laws of Hong Kong. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

WE RELY PRINCIPALLY ON DIVIDENDS AND OTHER DISTRIBUTIONS ON EQUITY PAID BY OUR WHOLLY-OWNED SUBSIDIARY TO FUND ANY CASH AND FINANCING REQUIREMENTS WE MAY HAVE, AND ANY LIMITATION ON THE ABILITY OF OUR SUBSIDIARY TO PAY DIVIDENDS TO US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO CONDUCT OUR BUSINESS.

As a holding company, we rely principally on dividends and other distributions on equity paid by Jiangmen Huiyuan, for our cash requirements, including the funds necessary to service any debt we may incur or for operating a public company. Jiangmen Huiyuan’s sole operations consist of providing technical and consulting services to Jiangmen Wealth Water pursuant to the contractual arrangements and all of Jiangmen Huiyuan’s revenue is generated from the service fees paid to it by Jiangmen Wealth Water pursuant to the contractual arrangements. As all of Jiangmen Huiyuan’s revenues consist of the annual service fee that Jiangmen Wealth Water pays to Jiangmen Huiyuan pursuant to the contractual arrangements, the amount of cash that Jiangmen Huiyuan has to distribute to us is entirely dependent on the operations of Jiangmen Wealth Water and the amount of annual service fee, which can vary from time to time. The payment of the service fee can be delayed by the Company, which could negatively affect its cash and financing requirements.

If Jiangmen Huiyuan incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements Jiangmen Huiyuan currently has in place with Jiangmen Wealth Water in a way that would materially and adversely affect Jiangmen Huiyuan’s ability to pay dividends and other distributions to us. Furthermore, relevant PRC laws, rules and regulations permit payments of dividends by Jiangmen Huiyuan only out of its retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Under PRC laws, rules and regulations, Jiangmen Huiyuan is also required to set aside a portion of its net profit each year to meet the statutory general reserve fund requirement. These reserves are not distributable as cash dividends. The statutory general reserve fund requires annual appropriations of 10% of after-tax profit to be set aside prior to payment of dividends until the cumulative fund reaches 50% of the registered capital. As a result Jiangmen Huiyuan is restricted in its ability to transfer a portion of its net assets to us whether in the form of dividends, loans or advances. Any limitation on the ability of Jiangmen Huiyuan to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

We are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

IF OUR LAND USE RIGHTS ARE REVOKED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land user forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth relies on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

Risks Associated with Our Securities

RESTRICTED SECURITIES; LIMITED TRANSFERABILITY.

Our securities should be considered a long-term, illiquid investment. Our Ordinary Shares have not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, our Ordinary Shares are not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for the securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from Wealth Protection may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE OUR ORDINARY SHARES MORE DIFFICULT TO SELL.

If we are able to obtain a listing of our Ordinary Shares on a national securities exchange, we may be subject in the future to the SEC’s “penny stock” rules if our Ordinary Shares sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our Ordinary Shares. As long as our Ordinary Shares are subject to the penny stock rules, the holders of such Ordinary Shares may find it more difficult to sell their securities.

OUR ORDINARY SHARES HAVE NOT BEEN LISTED FOR TRADING ON THE OTC BULLETIN BOARD OR ON ANY STOCK EXCHANGE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE A MARKET DEVELOPED FOR OUR ORDINARY SHARES IN THE FUTURE.

Our Ordinary Shares have not been quoted or listed for trading on the OTC Bulletin Board or on any stock exchange. Although our management will apply to a Senior Exchange for listing of our Ordinary Shares, there can be no assurance that a public market for our shares will be developed. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Even if a public market should develop, the price may be highly volatile. Because there may be a low price for our Ordinary Shares, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our Ordinary Shares, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such Ordinary Shares as collateral for any loans.

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Jiangmen Huiyuan and Jiangmen Wealth Water

The principal executive offices of Jiangmen Huiyuan and Jiangmen Wealth Water are located at, No, 99 Third Jian She Road, Peng Jiang District, Jiangmen. The property at this location is leased by Jiangmen Wealth Water from Mr. Mingzhuo Tan, our Chairman and Chief Executive Officer, at monthly rental expenses of RMB 80,000, approximately $12,251, and for a term of 5 years ending December 31, 2015.

The following table summarizes the land use rights owned by Jiangmen Wealth Water.

Item	Address	Size (m2) (1 square meter ≈ 10.78 square feet)
1	Sanya Industrial Park, Muzhou Town, Xinhui District, Jiangmen City, Guangdong Province	24,560.12

Guizhou Yufeng

The principal executive offices of Guizhou Yufeng are located in Xinghong Village, Zhazuo Town, Xiuwen County, Guizhou Province. Guizhou Yufeng owns mining licenses of two mines (described in more details below) at the following location:

1tem	Address	Size (m2) (1 square meter ≈ 10.78 square feet)
1.	Limestone Mine, Dashan Village, Zhaozuo Town, Xiuwen County, Guizhou Province	19,400
2.	Bauxite Mine, Gaocang Village, Zhaozuo Town, Xiuwen County, Guizhou Province	387,900

In addition, Guizhou Yufeng also owns the land use right to 20,880.1 square meters (1 square meter ≈ 10.78 square feet) industrial land located in Xinghong Village, Zhaozuo Town, Xiuwen County, Guizhou Province.

Shanxi Wealth

The principal executive offices of Shanxi Wealth are located in East Jia Bi Village, Industrial Area, San Quan Town, Fenyang City, Shanxi Province. The following table summarizes the location of the mines, to which Shanxi Wealth owns mining licenses:

Name	Address	Size (m2) (1 square meter ≈ 10.78 square feet)
1.	Limestone Mine, Sang Zao Po Village, Li Jia Zhuang Township, Fenyang City, Shanxi Province	21,400
2.	Bauxite Mine, Luo Tuo Ju Village, Wang Jia Guo Township, Liu Lin County, Lvliang City, Shanxi Province	518,000
3.	Industrial Area, Sanquan Town, Fenyang, Shanxi Province	34,826.84

Mines

We acquire the rights to exploit the mines through mining rights transfer agreement in connection with a limestone mine and a bauxite mine located in Guizhou Province which was entered into by and between the transferee Guizhou Yufeng and the transferor Xiuwen Rongxiang Building Materials Co,. Ltd. in July, 2005 and mining rights transfer agreements in connection with a limestone mine and a bauxite mine located in Shanxi Province which was entered into by and between the transferee Shanxi Wealth and each of the transferors Shanxi Fenyang Hongsen Construction Stone Co., Ltd. and Shanxi Liulin Changsheng Aluminumore Co., Ltd. in November, 2005. The transfer prices of the limestone mine and the bauxite mine located in Guizhou Province were RMB $3 millions, approximately USD $0.5 million, and RMB $18 millions, approximately USD$2.7 millions, all of which had been duly settled.  The transfer prices of the limestone mine and the bauxite mine located in Shanxi Province were RMB $8 millions, approximately USD$ 1.2 million, and RMB $28 millions, approximately USD$ 4.3 millions, all of which had been duly settled.

Set forth below are detailed description of our mining properties held by Guizhou Yufeng and Shanxi Wealth:

1.	Guizhou Bauxite Mine

Guizhou Yufeng holds a mining license for bauxite mine (No.5200000238714) (“Guizhou Bauxite Mine”), issued by the Guizhou Provincial Department of Land and Resource on September 6, 2005, with a term from October, 2005 to October, 2020. Guizhou Bauxite Mine license has passed the annual governmental examinations from 2005 to 2010.  Guizhou Bauxite Mine is located at Gaocang Village, Zhazuo Town, Xiuwen County, Guizhou Province, covering an area of 0.3879 square kilometers.

Location and Range

The aluminum mine of Guizhou Yufeng Melt Co., Ltd is located about 11km away from Xiuwen county town and 13km away from Guiyang city. The geographic coordinates of the centre of the mining area are E106°39′33″，N26°47′23″, the total area of the mine is 0.3879km2, mining designed elevation is 1400m to 1150m, and the plan of production scale is 150,000 tons per year. There are many simply-built highways around the mining area, and the traffic is very convenient.

Traffic Conditions

Roads to the mine are accessible for large and small vehicles. The mine is about 11km away from Xiuwen and 13km away from Guiyang. The traffic conditions are sufficient to support the ordinary operations of the mine.

The mine consists of the following seven inflection points. Inflection points coordinates, mining area and mining depth can be seen in the table below:

Inflection Points Coordinates in Mining Area

No.	X coordinate	Y coordinate
1	2965220	36366465
2	2964625	36366790
3	2964410	36366550
4	2964410	36366150
5	2964630	36366200
6	2964820	36366055
7	2965055	36366110
Mining area: 0.3879km2 Mining depth: 1400m to 1150m

Note: The coordinates in the table follow Beijing Coordinates System and Yellow Sea Height.

Map

The following sets forth a small-scale map showing the location of the mine.

Mineralized Materials

We do not have proven or probable reserve in our Guizhou Bauxite mine. To our knowledge, this mine has a non-reserve deposit of mineralized bauxite materials, consisting of a tonnage of 20,360,000 tons as of July 2005 and 18,340,000 tons as of December 2009, with an exploration term of 9.92 years. The aluminum content of the mineralized materials is estimated as 75%. The tonnage and the grade of mineralized materials in this mine were estimated by Guizhou Nonferrous Geology Engineering Survey Company. We have not conducted examination of the tonnage in this mine since December 2009.

Rock Formations & Mineralization

Our mineralized materials contents aluminum, MgO, TiO2, SiO2 and Fe2O3, and other coexisting components such as Cu, WO3, Sn, Mo, Bi, As, Hg, Co, Ni, Au, Ag, Pt, etc. The following sets forth statistics on the major chemical components.

Major Chemical Components

Sample numbers	Analyses Results（%）
	Al2O3		MgO		TiO2		SiO2		Fe2O3
	Analytical value	Average value	Analytical value	Average value	Analytical value	Average value	Analytical value	Average value	Analytical value	Average value
Y1	75.52	75.21	1.04	0.97	2.78	2.93	4.35	4.86	1.25	1.35
Y2	74.45		1.12		2.84		5.23		1.46
Y3	72.87		1.15		3.83		5.75		1.56
Y4	76.46		0.85		2.54		4.78		1.24
Y5	76.75		0.71		2.68		4.23		1.23

Production

For Guizhou Bauxite Mine and other three mines that we own, our extraction contractors conduct the extraction on a by-order basis. To track our actual production, we record our demand before we send the orders to the extraction contractors, and we examine the quantity and the quality of extracts against the order on site. After the extracts pass the examination, our extraction contractors make regular interval deliveries to our warehouse, and we weigh in, record the tonnage, and stock in the warehouse. The actual bauxite production for the past three years is set forth below.

Aluminum Ore Actual Production (Ton)
2008	2009	2010
43878.19	51858.56	65214.01

Current Costs & Future Investment

The mine was purchased Guizhou Yufeng from the former right holder after the expropriation, design, civil engineering, mine construction and installation were completed. The total amount of investment is calculated as RMB $18 millions, approximately USD $2.7 millions, according to the current purchase rate. Right now, there is no any plan for future investment.

Source of Power & Water

There are several sources of water, however, we seldom use water during the mining process. The mine has sufficient electricity supplied by the national electricity network.

2.	Guizhou Limestone Mine

Guizhou Yufeng holds a mining license for limestone mine (for construction usage) (No.5201023052207) (“Guizhou Limestone Mine”), which was issued by Xiuwen Land and Resource Bureau on September 8, 2005, with a term from September, 2005 to September, 2023.  Our Guizhou Limestone Mine license has passed the annual governmental examinations from 2005 to 2010.  Guizhou Limestone Mine is located at Dashan Village, Zhazuo Town, Xiuwen County, Guizhou Province, covering an area of 0.0194 square kilometers.

Location and Range

The limestone mine of Guizhou Yufeng is located about 10km from Xiuwen county and 12km from Guiyang city. The geographic coordinates of the centre of the mining area are E106°40′29″, N26°48′04″, the total area of the mine is 0.0194 km2, mining designed elevation is 1403.6m to 1350m, and the plan of production scale is 150,000 tons per year. There are many simply-built highways around the mining area, and the traffic is very convenient.

The mine is delineated by four inflexion points. The coordinates of the inflexion points, the mine area and the mining depth are given the table below.

Inflexion points coordinates in mining area

No.	X coordinate	Y coordinate
1	2966360	36368290
2	2966290	36368290
3	2966230	36368130
4	2966350	36368140
The Mine Area：0.0194km2 The Mining Depth：1403.6m～1350m

Note：The coordinates in the table belong to Beijing coordinate system and Yellow Sea Height.

Traffic Conditions

There are highways between the mining area and the county and Guiyang city, providing a very convenient transportation condition.

Map

The following sets forth a small-scale map showing the location of the mine.

Mineralized Materials

We do not have proven or probable reserve in our Guizhou Limestone mine. We applied opencast mining to this mine and to our knowledge, this mine has a non-reserve deposit of mineralized limestone materials, consisting of a tonnage of 2,983,000 tons as of June 2005 and 2,928,800 tons as of December 2009, with an exploration term of 19.53 years. The CaO content of the mineralized materials is estimated as 53.17%. The tonnage and the grade of mineralized materials in this mine were estimated by Guizhou Nonferrous Geology Engineering Survey Company. We have not conducted examination of the tonnage in this mine since December 2009.

Rock Formations & Mineralization

Set forth below is a brief analysis on the chemical compositions of the mine:

Chemical Compositions

The Sample Number	The Analytical Results（%）
	CaO		MgO		Al2O3		SiO2		Fe2O3
	The Analytical Value	The Mean Value	The Analytical Value	The Mean Value	The Analytical Value	The Mean Value	The Analytical Value	The Mean Value	The Analytical Value	The Mean Value
Y1	54.50	53.17	1.14	1.06	3.85	2.93	5.25	5.13	1.42	1.45
Y2	53.05		0.95		2.14		4.23		1.36
Y3	52.80		1.05		2.83		5.15		1.51
Y4	51.30		1.08		2.94		5.78		1.44
Y5	54.20		1.10		2.88		5.23		1.53

The Proportion: 2.60t/ m3.

The Moh’s Hardness: around 3.50.

The Loose Coefficient : 1.4～1.5.

The Compressive Strength: 1250～1300kg/cm2 in vertical layers and 1080 to 1100kg/cm2 in the parallel layers.

The Ore Type: the carbonate type

Production

Using the same method as Guizhou Bauxite Mine to track our actual production, the actual limestone production for the past three years is set forth below.

Limestone Quarries Actual Production (Ton)
2008	2009	2010
18200.60	21510.84	27323.79

Current Costs & Future Investment

The mine was obtained from the former right holder after the prophase investment and construction were completed. The amount of investment is RMB $3 millions, approximately USD $0.5 million, the contract value of the purchase.

Extractable non-reserve deposit was estimated to be 3 million tons and the average investment was 1 yuan per ton when the mine was purchased in 2005. There is no such plan for as future investment.

3.	Shanxi Bauxite Mine

Shanxi Wealth holds a mining license for bauxite mine (No.1400000512847) (“Shanxi Bauxite Mine”), issued by the Shanxi Provincial Department of Land and Resource on January 10, 2006 with a term from January, 2006 to January 2020. Shanxi Bauxite Mine license has passed the annual examinations from 2006 and 2010.  Shanxi Bauxite Mine is located at Luo Tuo Ju Village, Wang Jia Gou Township, Liu Lin County, Lvliang City, covering an area of 0.5180 square kilometers.

Location and Range

The Bauxite Mine of Shanxi Wealth Aluminate Material Co., Ltd. is located in Luotuoju Village, Wangjiagou County, which is 30km north to the Liuling County. Its administrative divisions are under the jurisdiction of Wangjiagou County (see the Location Map). The geographic coordinates of the centre of the mining area are E110°55′19.5″，N37°36′55.0″, the total area of the mine is 0.518km2 Quasi-mining elevation is 1200-850m. There are simple roads connecting the mine and the x446Road for 1.5km long, the traffic is convenient.

Assess the inflection point coordinates of the mining areas

Turning Point No.	Coordinate
	X	Y
1	3688710545.800	41145806197.528
2	3688710545.800	41145804864.935
3	3688708925.132	41145804818.707
4	3688709304.069	41145806250.567

Map

The following sets forth a small-scale map showing the location of the mine.

Mineralized Materials

We do not have proven or probable reserve in our Shanxi Bauxite mine. To our knowledge, this mine has a non-reserve deposit of mineralized bauxite materials, consisting of a tonnage of 1,659,300 tons as of December 2009, with an exploration term of 8.31 years. The average Al2O3 content of the mineralized materials is estimated as 60.13%. The tonnage and the grade of mineralized materials in this mine were estimated by Guizhou Nonferrous Geology Engineering Survey Company. We have not conducted  examination of tonnage estimate in this mine since December 2009.

Rock Formations & Mineralization

Set forth below is a brief analysis on the chemical compositions of the mine:

The ore mine highest grade Al2O3 is 75.08%, A / S, 31.42. Minimum value of  Al2O3, 41.26%, A / S is 2.66. The ore mine average grade Al2O3 is 62.10%, coefficient of variation 10.04%; SiO2 11.25%, coefficient of variation 37.04%; Fe203 6.64%, coefficient of variation 60.13%. On the roof was mostly clay rock, with Al2O3 content of 32% ~ 40%, SiO2 around 40%. Rock boundary is not obvious from its surrounding. Floor is limestone, dolomitic limestone, argillaceous limestone.

Production

Using the same method as Guizhou Bauxite Mine to track our actual production, the actual bauxite production for the past three years is set forth below.

Aluminum Ore Actual Production (Ton)
2008	2009	2010
86508.03	109747.61	139378.71

Current Costs & Future Investment

The total amount of investment is calculated as RMB $28 millions, approximately USD $4.3 millions, according to the buying rate. There is no such plan for as future investment.

4.	Shanxi Limestone Mine

Shanxi Wealth holds a mining license for limestone for construction usage (No. 1400000631218) (“Shanxi Limestone Mine”), issued by Fenyang Land and Resource Bureau on January 10, 2006,  with a term from January, 2006 to January 2025.  Shanxi Limestone Mine license has passed the annual examinations from 2006 to 2010.  Shanxi Limestone Mine is located at Sang Zao Po Village, Li Jia Zhuang Township, Fenyang City, covering an area of 0.0214 square kilometers.

Location and Range

The Limestone Mine of Shanxi Huixin Aluminate Materials Co., Ltd. is located at Sangzaopo Village, LIjiazhuang Town, Fenyang City, Shanxi Province. The geographic coordinates of the centre of the mining area are E111°39′～111°40′，N37°16′～37°17′. The mine is defined by 4 inflection points, the total area of the mine is 0.0214 km2, Open-pit mining designed elevation is 980m to 800m.

Range of Inflection Point Coordinates
Number of inflection points	X coordinate	Y coordinate
1	558862	374126468
2	559009	374126500
3	559010	374126377
4	558838	374126376

Map

The following sets forth a small-scale map showing the location of the mine.

Mineralized Materials

We do not have proven or probable reserve in our Shanxi Bauxite mine. To our knowledge, this mine has a non-reserve deposit of mineralized limestone materials, consisting of a tonnage of 4,620,000 tons as of December 2009, with an exploration term of 30.86 years. The CaO content of the mineralized materials is estimated as 52.12%  to 54.11%.  The tonnage and the grade of mineralized materials in this mine were estimated by Guizhou Nonferrous Geology Engineering Survey Company. We have not conducted  examination of the tonnage in this mine since December 2009.

Rock Formations & Mineralization

Chemical Features in this report is referred from sample test result of Shanxi Gongye University Non-ferrous metal laboratory, from February 3rd, 2006 to October 18th, 2009. Chemical composition of the ore is stable with high levels of beneficial components and low levels of harmful components, among which: CaO 60.13%. MgO l.43 ~ 2.41%, SiO2 0.16 ~ 2.33%, Al2O3 0.008 ~ 0.022%, Fe2O3 0.035 ~ 0.048%, Loss 41.91 ~ 43.28%.

Production

Using the same method as Guizhou Bauxite Mine to track our actual production, the actual limestone production for the past three years is set forth below.

Limestone Quarries Actual Production (Ton)
2008	2009	2010
35928.31	45580.11	58809.99

Current Costs & Future Investment

The total amount of investment is calculated as RMB $8 millions, approximately USD $1.2 million, according to the current purchase rate. Right now there is no plan for future investment.

Source of Power & Water

Fenyang Lijiazhuang 35KV Transformer Station provides stable and sufficient electricity for the mine. There is no water needed during the mine’s production process. Water for daily life purposes is supplied by Sangzaopo Water Reservoir.

Equipment, Infrastructure and other Facilities

For each of the four mines we own, we entrust independent extraction contractors to conduct the extraction. The independent contractors use their own equipments for the extraction, primarily including electricity generation system, transportation vehicles, air ventilation system, air compressors and drilling machines. A copy of a form entrusting extraction contract is included as Exhibit 10.33 to this filing of the Form 10-K. We own the facilities and infrastructure at each mine, primarily including outdoor bauxite reserve facilities, executive buildings, and dormitory buildings.

Mining Rights and Licenses

Guizhou Yufeng obtained the respective mining licenses in relation to the limestone mine (license No.5201023052207) in September 2005 and to the bauxite mine (license No.5200000238714) in October 2005 and registered as the concessionaire thereof.  Shanxi Wealth obtained the respective mining licenses regarding the bauxite mine (license No.140000512847) and limestone mine (license No.140000631218) in January 2006, and accordingly, has become the registered concessionaire of the two said mines since then.  In addition, as specified on the respective mining licenses, the duration for the mining rights regarding the limestone mine and bauxite mine to which Guizhou Yufeng is entitled are from September 2005 until September 2023 and from October 2005 until October 2020 respectively.  As far as Shanxi Wealth is concerned, Shanxi Wealth, based on its mining licenses, is entitled to enjoy the mining rights regarding the bauxite mine from January 2006 until January 2020 and the limestone mine from January 2006 until January 2025 respectively.  In accordance with the Measures for Registration Administration of Mineral Resources Exploitation, if there is a need to continue mining minerals on the expiration of the period of validity of the mining license, the mining concessionaire shall complete the procedures for extension of registration with the registration authority 30 days prior to the expiration of the period of validity of the mining license.

Pursuant to the revised PRC Mineral Resources Law, effective on January 1, 1997 and the Implementation Rules of the PRC Resources Law, effective on March 26, 1994, all mineral resources shall be owned by the PRC government.  The State ownership of the mineral resources, either near the earth's surface or underground, shall not change with the ownership of the land or the right to the use of the land to which the mineral resources are attached.  Accordingly, the PRC government adopts a license system for the exploration and exploitation of the mineral resources.  Under the PRC laws and regulations, "exploration right" means the right to explore the mineral resources within the scope provided by the exploration license which is legally obtained and the units or individuals that have obtained the exploration licenses are called exploration licensees, while "exploitation right" or “mining right” means the right to exploit the mineral resources and own the products within the scope provided by the exploitation license which is legally obtained and the units or individuals that have obtained the exploitation licenses are called concessionaires.  Any concessionaires are granted the rights to conduct the mining activities within the term and the exploitation area prescribed by the mining license; sell the mineral products by themselves, except for those minerals which the PRC State Council has prescribed for a unified purchase by the designated units only; construct within the mine area production and living facilities; obtain in accordance with law the right to use the land required for the production; and other rights provided by laws and regulations.  The concessionaires shall fulfill the obligations of conducting mine construction or mining within the term approved; conducting efficient protection, rational mining and comprehensive utilization of the mineral resources; paying the resources tax and the mineral resources compensation fees pursuant to law; complying with the State laws and regulations regarding the labor safety for production, water and soil conservancy, land recovery and environmental protection; and accepting the supervision and administration from both the competent departments in charge of geology and mineral resources and the other relevant competent departments, and filling out and presenting the mineral resources forms and mineral resources development and utilization statistics reports according to the relevant provisions.

Pursuant to the Measures for Control of Transfer of Exploration Rights or Mining Rights, promulgated by the State Council and effective on February 12, 1998, a mining concessionaire is entitled to apply with the competent examining and approving authority regarding transferring its mining rights to a transferee under the transfer contract executed thereby.  After receipt of the application, the examining and approving authority will make a decision of approval or disapproval within 40 days as of the date of receipt of the application for transfer, and notify the transferor and the transferee.  If the transfer is approved, the transferor and the transferee are required to go through the formalities for registration modification with the original licensing authority within 60 days as of the date of receipt of the approval notice of transfer. The transferee will obtain the mining license and become an exploration licensee or a mining concessionaire after paying the relevant required fees.

We have full mining rights over the bauxite mines and limestone mines concerned.  As a concessionaire under the mining licenses, we are required to pay certain taxes and fees to the PRC government as royalties for our mining activities and sale of mineral products, such as the resource tax of bauxite at the rate of RMB20 Yuan per ton in Guizhou and Shanxi, and the resource tax of limestone at the rate of RMB2 Yuan per ton in Guizhou and Shanxi; the mineral compensation fees, which is computed and collected at a certain ratio of the sales income of mineral products; the mining fees, which shall be paid year by year according to the acreage of the scope of the mining zone at a rate of RMB1,000 Yuan per square kilometer per year; and the price for the mining.  As Guizhou Yufeng and Shanxi Wealth acquired the mining rights through the means of transfer, the transfer price has included the mining fees, and Guizhou Yufeng and Shanxi Wealth have paid off the the mineral compensation fees. As of December, 2010, Guizhou Yufeng and Shanxi Wealth have paid all the requisite fees as required.

In order to retain the mining rights, the mining concessionaire shall conduct mine construction or mining within the term and area approved, conduct efficient protection, rational mining and comprehensive utilization of the mineral resources, accept supervision and inspection from both the competent departments in charge of geology and mineral resources, submit annual reports including the mineral resource forms and mineral resources development and utilization statistics reports, pay the fees as required by relevant laws and regulations, such as  Measures for Registration Administration of Mineral Resources Exploitation (effective on February 12, 1998),  and Provisions on Administration of Collection of Mineral Resources Compensation Fees (effective on February 27, 1994), and complete the registration procedures for the modification (if applicable). As of December 2010, each of Guizhou Yufeng and Shanxi Wealth holds their respective mining rights in good standing.

Raw Material through Finished Good

Reconciliation between limestone and bauxite production tonnage and annual finished product production

Production & Raw material use quantity
Company	Raw Material	2008 (Unit: Ton)			2009 (Unit: Ton)			2010 (Unit: Ton)
		Raw Material Received	Used quantity	Finished Goods Quantity	Raw Material Received	Used quantity	Finished Goods Quantity	Current incoming	Used quantity	Finished Goods Quantity
Guizhou Yufeng Melt Co., Ltd	Aluminium Ore	43878.19	43623.53	48905.30	51858.56	51927.24	58214.40	65214.01	64759.42	72581.10
	Limestone Quarries	18200.60	18094.96		21510.84	21539.33		27323.79	26862.09
Shanxi Wealth Aluminate Material Co., Ltd	Aluminium Ore	86508.03	86565.52	97046.55	109747.61	109820.77	123117.45	139378.71	138892.3	155562.90
	Limestone Quarries	35928.31	35907.22		45580.11	45553.46		58809.99	57612.2
Total		184515.13	184191.23	145951.85	228697.12	228840.79	181331.85	290726.50	288126.01	228144.00

Intellectual Property

Our management considers our manufacturing technologies and manufacturing design critical to our business. Our research and development team has mastered the following know-how:

●
HAC powder: our HAC powder is produced using our proprietary technology and contains higher than normal aluminum with high heat releasing rate, high dissolution rate, high activity, and low cost. The content of alumina is up to 58%, 5% higher than other similar products. The powder is very active and can produce high quality water purifying products without heating.

●
Heavy metal collecting agent: the heavy metal collecting agent produced by using multiple unit hydrolysis and mutual polymerization can chelate with heavy metal ions and take chemical reaction in normal temperature and wide pH value range, and form insoluble, low water content and easily filtered flocs in a short time that can be removed from wastewater;

●
Purifying agent of phosphorus removal: the purifying agent of phosphorus removal is an inorganic polymer flocculent made by a special synthetic polymer technology, it has a satisfying phosphorus removal effect for phosphorus-containing industrial wastewater and sewage, can be applied to the phosphorus removal after an individual physical, chemical or biochemical treatment.

●
Dyeing purifying agent: the dyeing purifying agent made by a special synthetic polymer technology is a polymer flocculent adding auxiliary discoloration agent. This product has an excellent discoloration effect for the dyeing industry’s wastewater of active dyes, acid dyes, direct dyes, and is widely used in the treatment process of dyeing industrial wastewater.

●
Papermaking purifying agent: purifying agent for paper making wastewater is made with polymerization by adding cross linking agent, disinfection agent and pimping water solvent large molecule chemicals into PAC. It can enhance the bridging and adsorption ability, improve the removal rate of fine fiber matters and make the pulp to separate from the water. It can also strengthen the intensity of aquatic fine fiber, so as to achieve a better recycling effect of the pulp.

We do not have any patents or trademarks to protect our manufacturing technology and our manufacturing technology are not a product or a result of licenses to use any patens or trademarks.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

There currently is no market for our ordinary shares. We plan to list our ordinary shares as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until our ordinary shares are listed on an exchange, we expect that they would be eligible to be quoted on the over-the-counter bulletin board maintained by the Financial Industry Regulatory Authority. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of our ordinary shares and trading of our ordinary shares may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our ordinary shares may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our ordinary shares, which may further affect its liquidity and could make it more difficult for us to raise additional capital.

Holders

As of April 15, 2011, there are 998,275 ordinary shares issued and outstanding.  There are approximately 458 shareholders of our ordinary shares and 21 shareholders of our preference shares.

Transfer Agent and Registrant

Our independent stock transfer agent is Corporate Stock Transfer, located in 3200 Cherry Creek Dr. South, Suite 430, Denver, Co 80209. Their phone number is (303) 282-4800.

Rule 144

All the outstanding shares are deemed “restricted securities” under Rule 144. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act, which rules are summarized below. There is currently no public market for our securities. Although we plan to list our ordinary shares in the stock exchange, we cannot assure you that we will be able to list on any stock exchange. Subject to the development of a public market for our securities, our stockholders will not be eligible to utilize Rule 144 until December 21, 2011, at the earliest, which is 12 months from the date we filed our Form 10 information, as required under Rule 144. Subject to the lock-up agreements described below and the provisions of Rules 144, additional shares will be available for sale in the public market, if there is any, as follows:

Approximate Number of Shares (after giving effect to the Reverse Split described above) Eligible for Future Sale	Date

9,253,425
On December 21, 2011, which is twelve months after the filing of a current report on Form 8-K reporting the closing of the share exchange transaction these shares may be sold under and subject to Rule 144. These shares include the shares that were issued in connection with the share exchange transaction and the shares held by the original stockholder prior to the share exchange, and excluding the shares held by certain stockholders subject to the lock-up agreements as described below.

17,700,000
On June 15, 2012, which is 18 months after the closing date of the financing transaction. On December 15, 2010, Star Prince and other the former Wealth Environmental Protection stockholders entered into a lock-up agreement with us whereby they agreed that they will not, offer, pledge, sell or otherwise dispose of any common stock or any securities convertible into or exercisable or exchangeable for common stock during the period beginning on and including the date of the final closing of the financing transaction for a period of 18 months.

In general, under Rule 144, a person, or persons whose shares are aggregated, who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale and who has beneficially owned our ordinary shares for at least six months, including the holding period of any prior owner, except if the prior owner was one of our affiliates, would be entitled to sell all of their shares, provided the availability of current public information about our company. Sales under Rule 144 may also subject to manner of sale provisions and notice requirements and to the availability of current public information about our company.

Dividends

During the year 2010, we declared and paid dividends to Mr. Tan and Ms. Du in the amount of $653,028. On December 30, 2009, the Company declared and paid dividends to Mr. Tan, Ms. Du and Miss Pan in the amount of $17,359,844.

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders. The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our ordinary shares.

Further, recent regulations promulgated by SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face. The failure by our shareholders and affiliates who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require PRC resident individuals to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, know as “SPC”, for the purpose of engaging in an equity financing outside of PRC on the strength of domestic PRC assets originally held by those resident individuals. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. This could have a material adverse effect on us given that we expect to be a publicly listed company in the U.S.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended December 31, 2010, we do not have any compensation plan under which equity securities of the Company are authorized for issuance. In future, we may establish and adopt equity-based compensation plan(s) if it is in the best interest of the Company and our stockholders to do so.

RECENT SALES OF UNREGISTERED SECURITIES

Reference is made to the disclosure set forth under Item 3.02 of the Current Report on Form 8-K filed on December 21, 2010, first amended on February 28, 2011, and further amended on April 15, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Company Overview

We are a leading manufacturer of water purifying agent in the PRC, specializing in manufacturing and distributing water purifying agent, dehydrating agent, papermaking auxiliary agent, printing and dyeing auxiliary agent, fine chemical materials, textile materials, steel, stainless steel, construction materials, aluminum alloy materials, electrical appliances and fittings, hardware for AC power, air-conditioning equipments, and plastic products. Our products are   distributed in the southern, south-western, mid-eastern, and eastern part of China.

The annual amount of wastewater discharge in mainland China has been on the rise from the years of 2005 to 2010 with a 2%-3% growth rate per year. Due to water deterioration in both quantity and quality, its protection becomes a concern on the top of the agenda for the Chinese government and the Chinese public. The Chinese government has adopted regulations and policies listing waste water disposal and drinking water safety as two issues of priority importance for Chinese mid-term and long-term national development plans. The Chinese government is making every effort to increase the wastewater disposal rate and wholesome water coverage rate, and at the same time raising the discharge standard for organic substances, nitrogen and phosphorus nutrient content, together with the standard for drinking water.  Given the above-mentioned governmental endeavors, the demand for water purifying products has increased over the years and is expected to continue to increase in the future, considering Chinese large population and the severity of China’s current environmental challenges. As a result, we believe that there will be continuing there has been increasing market demand for our water purifying products.

Production Capability

HAC Powder Production Capacity

As of April 2011, our two wholly-owned HAC powder producing subsidiaries, Guizhou Yufeng and Shanxi Wealth, respectively maintain production capabilities of  1111 ton and 1111 ton.

Water Purifying Agent Production Capacity

As of April 2011, our water purifying agent producing subsidiary, Jiangment Wealth Water, maintains a production capacity of 1111 tons.

Our management intend to maintain its current production capacity, and considers the prospect of expanding the production capacity for HAC powder at Guizhou Yufeng and Shanxi Wealth in near future.

*Note: Portions of the information above have been omitted pursuant to a request for confidential treatment.

Current Products and Manufacture Facilities

Our major products include water purifying agent and high calcium aluminate powder. As the largest manufacturer of water purifying agent and high calcium aluminate powder in China, we currently manufacture and distribute over 190,000 tons of water purifying agent and 180,000 tons of high calcium aluminate powder per year.

We supply water purifying products for industries such as as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water.. We employ high calcium aluminate powder to produce water purifying agent, while American and European water purifying agent manufacturers use higher-cost aluminium hydroxide.  Aided by our unique and advanced technologies, the quality of our water purifying agent is similar to that produced by our American and European counterparts, and better than the products of most of our Chinese competitors.  The cost of using HAC powder as raw material is only half of that of aluminum hydroxide, which gives Jiangsu Huiyuan a significant price advantage.

Traditional water purifying agents are usually produced for general purposes without tailoring to the needs of particular industrial requirements. Our water purifying agents, on the other hand, are specially developed by our research and development team and the institutions which we work with aiming at satisfying particular industrial situations and requirements. As a result, our products usually have better water purifying effects than other more general products and require less amount of post-sale services. The unique character and strength of our product have been widely acknowledged by our customers over our history of business.

Realizing the popularity of customization of our products, and to further buttress our services, we have designed a mechanism to manufacture polyaluminium chloride production lines for large purchasers. These facilities are architected to produce water purifying agent to be used in treating wastewater with specific physical and chemical qualities, and located on the property of the customers for their convenience and cost-saving purposes. The implementation of this system requires substantial research and development investment, which is not available for our PRC competitors, due to their comparatively limited business scale.

Recent Events

On December 15, 2010, we also completed a private placement transaction with a group of accredited investors. Pursuant to the Subscription Agreement with the investors, we issued to the investors an aggregate of 222,402 Units for a purchase price of $6,672,031, or $30.00 per Unit. Each Unit consists of two Preference Shares with each Preference Share convertible into five ordinary shares and a Warrant to purchase five ordinary shares. The Warrants have a term of 5 years, bear an exercise price of $4.50 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date. See “Description of Securities – Preference Shares” below for a description of our Preference Shares.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue recognition.  We recognize revenue from the sales of products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience.

Allowance for doubtful accounts. In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates. Our accounts receivable represent a significant portion of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

Inventories. Inventories comprise raw materials and finished goods are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Taxation

Cayman Islands

The Government of the Cayman Islands does not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon us or our shareholders. The Cayman Islands are not party to a double tax treaty with any country that is applicable to any payments made to or by us.

We have received an undertaking from the Governor-in-Cabinet of the Cayman Islands that, in accordance with section 6 of the Tax Concessions Law (1999 Revision) of the Cayman Islands, for a period of 20 years from April 2006 no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums by us due under a debenture or other obligation.

Hong Kong

Our indirect subsidiary, Wealth Environmental Technology, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as Wealth Environmental Technology has no taxable income.

China

Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

In addition, the New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Jiangmen Huiyuan is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Wealth Environmental Technology by Jiangmen Huiyuan, but this treatment will depend on our status as a non-resident enterprise.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Recently Issued Accounting Pronouncements

 In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  The ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

RESULTS OF OPERATIONS

The following table shows key components of our results of operations during the fiscal years ended December 31, 2010 and 2009.

	Years ended December 31,
	2010		2009
Revenue, net of sales discount	$48,446,560		$38,975,961
Cost of goods sold	25,028,811	51.66%	20,703,600	53.12%
Gross profit	23,417,749	48.34%	18,272,361	46.88%
Operating expenses:
Selling and marketing	1,522,186	3.14%	1,454,054	3.73%
General and administrative expenses	3,913,780	8.09%	2,251,883	5.78%
Total operating expenses	5,435,966	11.22%	3,705,937	9.51%
Income from operations	17,981,783	37.12%	14,566,424	37.37%

Other income (expenses):
Stock based compensation expense	(1,560,909)	-3.22%	43,649	0.11%
Interest expense	(500,000)	-1.03%	-	0.0%
Interest income	68,592	0.14%	-	0.0%
Other expense	(27,628)	-0.06%	-	0.0%
Total other income	(2,019,945)	-4.17%	43,649	0.11%

Income before provision for income taxes	15,961,838	32.95%	14,610,073	37.48%
Provision for income taxes	4,688,175	9.68%	3,652,518	9.37%
Net income	11,273,663	23.27%	10,957,555	28.11%
Other comprehensive income -- Foreign currency translation adjustments	1,311,888	3.64%	4,043	0.01%
Comprehensive income	$12,585,551	25.98%	$10,961,598	28.12%

Revenue:

Revenue increased by $9,470,599 or 24.30%, from $38,975,961 in the fiscal year ended December 31, 2009 to $48,446,560 in the fiscal year ended December 31, 2010.

Our revenue from sales of water purifying agents for the twelve months ended December 31, 2010 was $25,764,665 and for the twelve months ended December 31, 2009 was $20,947,376, representing an increase of $4,817,289 or approximately 23%.  This increase in our revenue from sales of water purifying agents was primarily due to (i) increase of sales of water purifying agents from approximately 74,649 tons in 2009 to 104,967 tons in 2010, representing an increase of approximately 40.6%; and (ii) direct sales from 115,255 tons in 2009 to 130,722 tons in 2010.

Our revenue from sales of HAC powder from the twelve months ended December 31, 2010 was $22,681,895 and for the twelve months ended December 31, 2009 was $18,028,585, representing an increase of $4,653,310 or approximately 25.81%. This increase was primarily attributable to (i) increase of sales of agents from approximately 47,711 tons in 2009 to 60,347 tons in 2010, and (ii) direct sales from 133,462 tons in 2009 to 167,717 tons in 2010.

Cost of Goods Sold :

Cost of goods sold increased by $4,325,211, or 20.88%, from $20,703,600 in the fiscal year ended December 31, 2009 to $25,028,811 in the fiscal year ended December 31, 2010.

Cost of goods sold from sales of water purifying agents for the year ended December 31, 2010 were $9,576,323, an increase of $1,443,228, or 17.75%, from $8,133,095 for the same period in 2009. As a percentage of total net sales, cost of goods sold from sales of water purifying agents 37.17% and 38.83% for the years ended December 31, 2010 and 2009, respectively. The increase of cost of goods sold from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents.

Cost of goods sold from sales of HAC powder for the year ended December 31, 2010 were $15,452,488 increase of $2,881,983 or  22.93%, from $12,570,505 for the same period in 2009. As a percentage of total net sales, cost of goods sold from sales of HAC powder approximated 68.13% and 69.73% for the years ended December 31, 2010 and 2009, respectively. The increase of cost of goods sold from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of HAC powder.

Gross profit and Gross Profit Margin :

Our gross profit increased by $5,145,388 or 28.16%, from $18,272,361 in the fiscal year ended December 31, 2009 to $23,417,749 in the fiscal year ended December 31, 2010. Our gross profit margin (gross profit divided by sales revenue)  increased from 46.88% in 2009 to 48.34-% in 2010.

Selling and Marketing Expenses:

Our selling and marketing expenses were $1,522,186 for the fiscal year ended December 31, 2010 as compared to $1,454,054 for the fiscal year ended December 31, 2009, representing an increase of $68,132 or 4.69%. The substantial increase in our selling and marketing expenses in 2009 was primarily attributable to the increase of our sales.

General and Administrative Expenses:

Our general and administrative expenses were $ 3,913,780 for the fiscal year ended December 31, 2010 as compared to $2,251,883 for the fiscal year ended December 31, 2009, representing an increase of $1,661,897 or 73.80%. The increase in our general and administrative expenses was primarily attributable to (i) the increase of professional expense relative to fund raising by $608,600 and the development of  our business in 2010  compared to the same period in 2009.

Net Income:

Net income was $11,273,663 in the fiscal year ended December 31, 2010 with an increase of $316,108 or 2.88% compared to $10,957,555 reported in the fiscal year ended December 31, 2009.  The reason that our net income increased slowly is the one time expense of $851,309 relative to the fund raising and the common stock issuance of $1,560,909 in the fiscal year ended December 31, 2010 compared to the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had an unrestricted cash balance of approximately $33.9 millions as of December 31, 2010, as compared to $12.7 millions as of December 31, 2009. In addition, we also had approximately $2.2 millions in restricted cash as of December 31, 2010, as compared to $0 million as of December 31, 2009. Our restricted cash is held by AAI as a security deposit for hiring a qualified CFO and IR firm and holding shareholders meeting.  The restricted fund will be released when we meet the requirement above. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $34.0 millions and negative working capital of $12.2 millions as of December 31, 2010 and 2009, respectively. The increase of working capital was largely caused by public offering fund raising.

Our accounts receivable has been a small portion of our current assets, representing $0.7 million and $0.9 million, or 1.7% and 6.3% of current assets, as of December 31, 2010 and 2009, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and finished goods inventory on hand to ensure timely delivery of our products to our customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectability of specific customer accounts, our history of bad debts, and the general condition of the industry.

 Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during the year ended December 31, 2010 and December 31, 2009. As of December 31, 2010, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the year ended December 31, 2010 and 2009.

As of December 31, 2010, inventories amounted to $0.7 million, compared to $0.6 million as of December 31, 2009. We have experienced increased sales volume annually; however, our supplier is steady and we own the mines providing raw materials. We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

On December 15, 2010,  the Company entered  into a subscription agreement  with a group of accredited investors (the “Subscription Agreement”), pursuant to which the Company issued to the investors an aggregate of 222,402 units, or the Units, for an aggregate purchase price of $6,672,031, or $30.00 per Unit (the “Private Placement”). Each Unit consists of (i) two (2) shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five ordinary shares for a total of ten ordinary shares per Unit, and (ii) a warrant to purchase five (5) ordinary shares at an exercise price of $4.50 per share (the “Warrant”).The closing of the Share Exchange was conditioned upon all conditions set forth in the Subscription Agreement being met and the closing of the Private Placement was conditioned upon the closing of the Share Exchange.  As soon as practicable, we shall effectuate a 1: 1.42610714 reverse stock split on all of the ordinary shares issued and outstanding at the closing of the Share Exchange (the “Reverse Split”). We used the proceeds from the Private Placement to provide working capital, production capacity expansion, technology and product research and development,  and basic research and application product development..

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $343,192, and $328,359 for the years ended December 31, 2010, and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Jiangmen City must be at least 5% of each employee’s average monthly income in the previous year. The Company has accrued  such funds for its employees since its establishment and the accumulated unpaid amount is approximately $300,000. Any change with the regulation will impact the Company’s operating  results.

The ability of the Company to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, the Company’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Future Capital Expenditure

In future years, as we accelerate expansion, we expect continued capital expenditure for adding manufacturing equipment, expanding workshops and harbors, and modernizing existing equipment. We believe that such expansion will have a material impact on liquidity, capital resources and/or results of operation.  However, we believe our existing cash, cash equivalents and cash flows from operations and proceeds from the completed financing in December 2010 will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

It is management's intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit.  We believe that we can continue meeting our cash funding requirements for our business in this manner over the next twelve months.

Cash Flow Information

Net cash provided by operating activities was $16.1 millions for the year ended December 31, 2010, compared to net cash used in operating activities of $13.1 millions for the year ended December 31, 2009. The increase in net cash provided in operating activities was primarily due to an increase in our sales, collection of trade receivables and accounts payable and other payable. Our increase in net cash provided in operating activities for the year ended December 31, 2010 was partially offset by an increase in cash used in inventory.

Investing activity during the years ended December 31, 2010 and 2009 included the purchasing of equipment and dividend paid to shareholders, which resulted in net cash used in investing activities of $2,300,121 for the year ended December 31, 2010, compared to net cash used in investing activities of $40,637 for the year ended December 31, 2009. The increase in net cash used in investing activities was primarily due to the dividend paid to shareholders in $0.7 million.

Net cash used in financing activities amounted to $6.5 millions for the year ended December 31, 2010, compared to net cash used for financing activities of $8.1 millions for the year ended December 31, 2009. The change in cash provided by financing activities was primarily due to the closing of the private placement and note payable financing  which converted to common shares on December 15, 2010.

Based upon our present plans, we believe that cash on hand and cash flow from will be sufficient to fund our current capital needs. We expect that our primary sources of funding for our operations for this year will result from cash flow from operations to fund our operations during this year. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Our cash accounts are denominated in Chinese RMB ("RMB") and the absolute amount of RMB that we hold is unaffected by the change in the exchange rate of the RMB, our functional currency,  as compared to the US Dollar ("USD"), our reporting currency. The effect of exchange rate changes on cash represents changes in the value of our cash accounts because the USD has declined in value when compared to the RMB during the reporting period. When the USD declines in value versus the RMB, the translation of our financial statements at year end exchange rates yields an increase in the reported amount of cash in USD that is not attributable to our operations, investing activities or financing activities. This change is explained below:

	September 30	December 31,
	2010	2008

Cash and cash equivalents in US Dollars at:
End of reporting period (A)	$25,839,474	$7,755,423
Beginning of reporting period (B)	12,722,568	6,484,563

Increase during the period (A)-(B)=(C)	$13,116,906	$1,270,860

Currency exchange rate RMB/USD:
Period end exchange rate (D)	6.6781	6.8173
Period beginning exchange rate (E)	6.8172	7.2941
Period average exchange rate(F)	6.7984	6.9404

Percentage increase in value during the period (E)/(D)=(G)	2.08%	6.99%
Percentage increase in average/ending exchange (F)/(D)=(H)	1.80%	1.80%

Increase in opening cash as a result of decline in USD=(G)x(A)	$366,409	$453,270
Increase in value of changes in cash as a result of decline in USD=(H)x(C)	236,104	22,875
Effect of variations on value of cash	(104,849)	112,232

Effect of exchange rates on cash and cash equivalents	$497,664	$588,377

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.FINANCIAL STATEMENTS

The financial statements begin on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 15, 2010, our board of directors dismissed PMB Helin Donovan, LLP (“Helin”) as our independent auditors and engaged Ham, Langston & Brezina, L.L.P. (“HLB”), an Independent Registered Public Accounting Firm,, to serve as our independent auditors. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, we report as follows:

(a)
(i)  Helin was terminated as our independent registered public accounting firm effective on December 15, 2010.

(ii)  For the two most recent fiscal years ended December 31, 2009 and 2008, Helin’s report on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii) The termination of Helin and engagement of HLB were approved by our board of directors.

(iv)  We and Helin did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal year ended December 31, 2009 and 2008, and subsequent interim period ended September 30, 2010 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Helin, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

(v)   During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended September 30, 2010 and through the date of dismissal, we did not experience any reportable events which constitute a reportable event under Item 304(a)(1)(v) of Regulation S-K.

(b)
(i)    On December 15, 2010, we engaged HLB to serve as our independent registered public accounting firm.

(ii)   Prior to engaging HLB, we have not consulted HLB regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did us consult with HLB regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

(iii) We obtained a letter from Helin addressed to the Commission stating it agrees with the statements presented in this Form 8-K, which is presented in this Form 8-K as an Exhibit.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer  and  interim Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Mingzhuo Tan (1)	39	Chairman, President, Chief Executive Officer, Treasurer and Secretary
Hongyu Du (2)		Director
Siqi Kang (2)		Director
Joseph Levinson (2)		Director
Huaili Zheng (2)		Director
Patrick S.H. Chan (3)	58	Interim Chief Financial Officer

(1)	Mr. Tan, our Chief Executive Officer, was appointed as the Chairman of our board of directors on December 15, 2010 upon the closing of the Share Exchange.

(2)
On March 1, 2011, the Board of Directors of the Company, comprising its sole director, Mingzhuo Tan, in accordance with Section 86 of the Company’s Articles of Associations, appointed Ms. Hongyu Du, Mr. Siqi Kang, Mr. Joseph Levinson and Mr. Huaili Zheng as directors of the Company. Mr. Siqi Kang, Mr. Joseph Levinson and Mr. Huaili Zheng (the “Independent Directors”) were each elected to serve on the Board of Directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc..

(3)	Mr. Chan was appointed as our interim Chief Financial Officer on December 15, 2010 upon the closing of the Share Exchange.

Mr. Mingzhuo Tan, Age 39, Chairman, President, Chief Executive Officer

Mr. Tan is the Chairman, President, Chief Executive Officer and the founder of the Company and has served the Company since April 2003. From July 1994 to October 1998, Mr. Tan worked for Xinhui Environmental Service Co. From November 1998 to March 2003, he served as the general manager of Jiangmen Pengjiang Huixin Chemical Industry Co., Ltd. Mr. Tan is currently the vice chairman of Guangdong Council for the Development Promotion of Small and Middle Size Enterprises, a director of Guangdong Association of Environmental Protection Industry, vice director of Guangdong Chamber of Commerce in Guizhou and vice director of Jiangmen Chamber of Commerce, etc. We believe Mr. Tan’s experience as the founder of the Company and his experience with Xinhui Environmental Service Co. and Jiangmen Pengjiang Huixin Chemical Industry Co., Ltd. and his qualifications, attributes and skills accumulated from such prior experience qualifies him to serve as directors, in light of our business and structure.

Mr. Tan received his B.A. in Environmental Engineering from Chongqing University in 1994. He received an EMBA degree from the Business School of South China University of Technology in 2010.

Hongyu Du, 39, Director. Ms. Du is the co-founder of the Jiangmen Wealth Environmental Protection Company Limited and has worked as the vice president since April 2003, being responsible for the administrative operations, personnel and financial records.  From July 1994 to April 2002, Ms. Du served as the section chief in Jinling Electrical Appliance Co., Ltd., Mitsubishi Heavy Industries. Ms. Du is experienced in corporate finance, enterprise interior operation and financial management. She graduated from Chongqing University in 1994, with a Bachelor degree in heating ventilation and air conditioning.

Siqi Kang, 53, Director. Mr. Kang has been the Vice Chancellor and a professor in Guangdong Science and Technology Vocational College since March 2004. He was the Vice Chancellor and a professor in Wuyi University from May 1996 to March 2004, and a professor in Department Director of Central South University from September 1988 to May 1996. Mr. Kang has extensive teaching and researching experience in the universities in China. He also worked as a project leader for nine national and provincial projects, and forty research and development projects for enterprises in related to environmental protection issues. He published over thirty papers in environmental protection and wastewater treatment areas. Additionally, Mr. Kang participated in assessment and evaluation of environmental engineering projects. Mr. Kang received his PhD degree in non-ferrous metallurgy and environmental protection, Central South University in 1988.

Joseph Levinson, 34, Director. Mr. Levinson currently serves as a director of Energroup Holdings Corporation (ticker symbol: ENHD) since March 2010 and a director of China Solar and Clean Energy Solutions, Inc. (ticker symbol: CSOL) since July 2008. From August 2007 to October 2008, Mr. Levinson served as a director of Aoxing Pharmaceutical Company Inc. (ticker symbol: CAXG) and from May 2007 to January 2009 as a director of China 3C Group (ticker symbol: CHCG). From 2006 to 2007, he served as the chief financial officer of PacificNet Inc. (ticker symbol: PACT) and the chief financial officer of Global Pharmatech Inc. (ticker symbol: GBLP). From 2001 to 2005, Mr. Levinson served as a partner of Halo Equity Consulting and from 2000 to 2001 as a manager of Deloitte LLP. From 1999 to 2000, he was a senior superintendent at the KPMG LLP. From 1996 to 1998, Mr. Levinson was a corporate development director at China Strategic Holdings Limited. From 1994 to 1995, he served as a financing analyst in New York Manhattan Group.  Mr. Levinson graduated from New York State University at Buffalo with a Bachelor degree in accounting / finance in 1994 and he is a Certified Public Accountants in the United States.

Huaili Zheng, 53, Director. Mr. Zheng has been a professor in Chongqing University, Institute of Urban Construction and Environmental Engineering since October 2007. From December 2000 to September 2007, he was a director of Materials Chemistry Department and a professor at Chongqing University. From December 1995 to November 2000, he was an associate professor, the laboratory director and the department director in Chongqing Architecture University. From July 1988 to November 1995, he was an assistant professor and a department deputy director in Chongqing Architecture University, Science and Technology Application Department. Mr. Zheng is a water treatment specialist in China and he is familiar with the application of water treatments and environmental protection area.   Mr. Zheng graduated from Chongqing University with a PhD degree in chemistry/municipal engineering in 2003. He received his Master degree in analytical chemistry from Sichuan University in 1988 and his Bachelor degree in analytical chemistry from Sichuan University in 1982.

Patrick S.H. Chan, Age 58, Chief Financial Officer (interim).  Mr. Chan has served as the interim Chief Financial Officer of Jiangmen Wealth Water since September 2010, as our full-time employees. Prior to that, he served as chairman assistant in Jiangmen Wealth Water from 2008 to August 2009, during which period, he also served as operating and sales development supervisor for the northern Asia department of Kozen Group. Between 2001 and 2008, he served as the general manager of the Tianjing branch of Ionics Enersave. In 1983, he was appointed as Group Financial & Administration Director. In May 1986 he returned to Hong Kong and joined the Delta Group as Financial Controller and Director where he helped develop a new business in the field of electronics. Mr, Chan joined the China Port& Harbour Services Group in their operations in Saudi Arabia as the assistant to the President from 1980 and was later promoted to Regional Financial General Manager and become the Resident Director of one of the group companies in Jeddah. He is engaged in sales development and management for a long time, has experienced practice in marketing, service network and service teamwork establishment, familiar with financial control, and has rich constructive opinions and consultation in enterprise’s development and investment.

Mr. Chan received his MBA degree and Master’s degree from St. Andrew University in Michigan in 1980 and an EMBA from Lingnan College, Zhongshan University in 2000. He holds license of the CIMA (Chartered Institute of Management Accountant) and the LCCI (London Chamber Of Commerce and Industry). Mr. Chan is not a certified public accountant in the U.S. or certified management accountant, and has limited education and training with the U.S. GAAP.

We are currently seeking an individual with substantive knowledge and experience with the U.S. GAAP to serve as our formal Chief Financial Officer.

Advisory Board

Ms. Fangming Jin

Ms. Jin is a professor and Ph.D. candidate advisor at Tongji University, a chair professor of “Cheung Kong Scholars” program, a visiting professor at Japan Northeast University, a member of the American Chemical Society and a member of the Japan Waste Management Society.

Mr. Huaili Zheng

Mr. Zheng is an expert on waste water treatment. He is a professor and Ph.D. candidate advisor at Chongqing University. He focuses his research on flocculating agent research and the clean production in the printing, dying and papermaking industries.

Mr. Mingyu Li

Mr. Li served as the director of the Environmental Engineering Design & Research Center of Henan University, a director of the Chemical Engineering Research Office at Henan University and the vice director of the Environmental Engineering Research Institute at Jinan University. Mr. Li has been engaged in the development and application of water treatment chemicals for many years and has won various awards.

Mr. Li holds a doctor’s degree in Environmental Chemical Engineering from South China University of Technology. He is also the owner of 10 patents.

Mr. Hongsheng Xia

Mr. Xia is a professor and Ph.D candidate advisor in the Corporate Governance Department of the Management School of Jinan University. Mr. Xia has published more than 100 theses, 20 of which were published on world renowned academic journals.

Dr. Weiping Dai

Mr. Dai is instructor lecturer in the Department of Environmental and Municipal Engineering at Southern Methodise University. Dr. Dai is very experienced in environmental engineering and has 8 years of environmental consulting experiences. Dr. Dai graduated from Carnegie Mellon University with a doctor’s degree in Environmental Engineering.

Mr. Luting Pan

Mr. Pan holds a doctor’s degree in Engineering from South China University of Technology and a post doctor’s degree from Tongji University. Mr. Pan is a professor and tutor for the master’s degree at the School of Environmental Science and Engineering at Tongji University. He focuses his research on water pollution control and water treatment technologies.

Mr. Siqi Kang

Mr. Kang is a member of the Advisory Board of the Company. He is a doctor, professor and advisor for master degree candidate at the Central South University of Industry. Mr. Kang focuses his studies on environmental protection, metallurgy and the application of chemicals. He has hosted 6 national and provincial research projects and more than 20 other research projects. Mr. Kang has published over 60 theses in both Chinese domestic and international academic journals.

Family Relationships

Except that Mr. Tan, our chairman, Chief Executive Officer and President, and Mrs. Du, our director are related by marriage, there are no family relationships between any of our directors or executive officers.

Employment Agreements

We have no employment agreements with our officers or directors. We plan to enter into employment agreements in with our officers and directors in the future.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors.

It is our current policy that our directors are not reimbursed for expenses incurred by them in connection with attending Board meetings, and do not receive any other compensation for serving on the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2010.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we intend to adopt one in the near future.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2010, 2009 and 2008

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mingzhuo Tan	2010	46,030	-	-	-	46,030
(President and Chief Executive Officer)	2009	5,352	-	-	-	5,352

Patrick S.H. Chan	2010	14,328	-	-	-	14,3286
(Chief Financial Officer (interim))	2008	14,286	-	-	-	14,286

Binquan Chen (1)	2010	28,478	-	-	-	28,470
(Vice General Manager)	2009	4,151	-	-	-	4,151

Hongyu Du (1)	2010	25,075	-	-	-	25,075
(Financial Directors)	2008	3,035	-	-	-	3,035

(1)	Although they are not executive officers, based on upon the compensation received, Mr. Chen and Mr. Du qualify as named executive officers for purposes of this table.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.

Compensation of Directors

For the past fiscal year, no member of our board of directors received any compensation solely for service as a director. It is our current policy that our directors are not reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting or meeting of a committee of the board of directors. We anticipate adopting a policy to provide compensation to certain directors in near future. As of this filing, we have not adopted this policy and have not made any arrangement with our director to that effect.

Compensation Committee Interlocks and Insider Participation

During the fiscal year of 2010 we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

Cayman Islands law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may beheld by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.  Our articles of association provide for indemnification of our officers and directors for any liability incurred in their capacities as such, except through their own willful negligence or default.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 27,951,700 ordinary shares and 444,804 preference shares issued and outstanding as of April 15, 2011.

	Before the Share Exchange				After the Share Exchange
	Number and			%	Number and			%
Name and Address	Title of Shares	%	%	Total	Title of Shares	%	%	Total
of Beneficial	Beneficially	Ordinary	Preference	Voting	Beneficially	Ordinary	Preference	Voting
Owner	Owned(1)	Shares(2)	Shares(3)	Power(4)	Owned(1)	Shares(2)	Shares(3)	Power(4)

Officers and Directors
Mingzhuo Tan (5)	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

Patrick S.H. Chan	0	*	*	*	0	*	*	*

Hongyu Du	0	*	*	*	0	*	*	*
Siqi Kang	0	*	*	*	0	*	*	*
Joseph Levinson	0	*	*	*	0	*	*	*
Huaili Zheng	0	*	*	*	0	*	*	*

All officers and directors as a group	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

5% Security Holders
Star Prince Limited（6）	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

Access America Fund, LP (7)	390,625	39.13%	*	39.13%	2,220,789(7)	7%	52.46%	12.55%

800 Town & Country Blvd., Suite 420					(Ordinary)
Houston, Texas 77024					and
					233,334
					(Preference)

Mid-Ocean Consulting Ltd (8)	78,125	7.82%	*	7.82%	78,125	*	*	*
32 Governors Cay, Nassau, Bahamas					(Ordinary)
Mid-Ocean Consulting Ltd

(1)
A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)
Based on 998,275 Ordinary Shares issued and outstanding before the closing of the transactions contemplated by the Share Exchange Agreement (as of the Record Date) and 31,123,391 Ordinary Shares issued and outstanding after the closing of the transactions contemplated by the Share Exchange Agreement and the Subscription Agreement (as of the Closing Date). For each beneficial owner above, any warrants exercisable within 60 days have been included in the nominator and denominator.

(3)
No Preference Shares were issued and outstanding as of the Record Date and 444,804 Preference Shares were issued and outstanding as of the Closing Date. Each Preference Share is convertible into 7.1305357 Ordinary Shares (subject to customary adjustments for stock splits, combinations, or equity dividends on Ordinary Shares). Holders of Preference Shares vote with the holders of Ordinary Shares on all matters on an “as converted” basis.

(4)
Percentage of Total Capital Stock represents total ownership with respect to all shares of our Ordinary Shares and Preference Shares, as a single class and on an “as converted” basis. For each beneficial owner above, any warrants exercisable within 60 days have been included in the nominator and denominator.

(5)	Mr. Tan is our President, Chief Executive Officer and Director. He is the director of Star Prince Limited and has voting and dispositive control over securities held by Star Prince Limited.
(6)	Star Prince Limited’s address is Quastisky Building P.O. Box 4389, Road Town, Tortola, British Virgin Islands.
(7)
Includes 831,898 Ordinary Shares issuable upon exercise of a warrant and 998,275 Ordinary Shares (issuable upon conversion of two senior secured notes. Christopher Efird is the Managing Partner of Access America Fund, LP and has voting and dispositive control over securities held by it.

(8)
Mr. David Richardson, our previous Director who resigned on December 15, 2010, is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over the Ordinary Shares owned by Mid-Ocean Consulting Limited.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Wealth Environmental Protection and its Subsidiaries

The following sets forth a summary of transactions since the beginning of the fiscal year of 2010, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●
On September 29, 2010, Jiangmen Huiyuan entered into an Exclusive Business Cooperation Agreement with Jiangmen Wealth Water, pursuant to which Jiangmen Huiyuan will provide Jiangmen Wealth Water with exclusive and complete business support, and technical and consulting services related to the principal business of Jiangmen Wealth Water.

●
On September 29, 2010, each of Jiangmen Huiyuan and Jiangmen Wealth Water entered into an Equity Interest Pledge Agreement with Mr. Mingzhuo Tan and Ms. Hongyu Du, respectively, pursuant to which Mr. Tan and Ms. Du pledged all of their equity interest in Jiangmen Wealth Water to Jiangmen Huiyuan to secure Jiangmen Water Wealth’s obligations under the Exclusive Business Cooperation Agreement. On September 29, 2010, the pledges were registered with the Pengjiang Branch of Jiangmen Administration of Industry and Commerce.

●
On September 29, 2010, Jiangmen Huiyuan and Jiangmen Wealth Water entered into an Exclusive Option Agreement with Mr. Tan and Ms. Du, respectively, pursuant to which Jiangmen Huiyuan obtained the exclusive option to purchase or designate another qualified person to purchased part or all of the equity interest that Mr. Tan and Ms. Du hold in Jiangmen Wealth Water to the extent permitted by the PRC law.

●
On September 29, 2010, each of Mr. Tan and Ms. Du signed a power of attorney which provides that Jiangmen Huiyuan has the power to act as his/her exclusive agent with respect to all matters related to his/her equity interest in Jiangmen Wealth Water while he or she is a shareholder of Jiangmen Wealth Water .

●
In May 2010 and September 2010, Wealth Environmental Protection issued two note for a total of $500,000 to China Growth, The notes pay interest at 10% and are due at the earlier of a) the one year anniversary form the date of issuance, or b) a change of control of China Growth.

●
For the years ended December 31, 2010 and 2009, the Company loaned a total amount of $ 118,072 and $0, on a non-interest bearing basis, to an affiliated company, which is owned by the Company’s shareholders, Mr. Ming Zhou Tan (“Mr. Tan”) and Ms. Hong Yu Du (“Ms Du”).  On December 30, 2010, the Company declared and paid dividends to Mr. Tan, Ms. Du, and Mr. Pan in the amount of $118,072. Then the shareholders above repaid the full amount of the loans to the Company. In August and September 2010, through a restructuring process, Jiangmen Wealth paid $74,705 and $463,160 to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shainxi Wealth, respectively. Upon completion of this restructuring, the remaining 38% of Shainxi Wealth was owned by Mr. Tan who assigned all the ownership rights including voting rights to Jiangmen Wealth.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth and its subsidiaries after this restructuring. The balance due from the affiliated company as of December 31, 2010 and 2009 was $0 and 0, respectively.

●	In May 2010, Mr. Tan paid on behalf of the Company, cash collateral of $250,000, pursuant to the terms of the Convertible Note Payable Agreement between us and Jiangmen Wealth.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

Promoter within the definition of 12b-2 includes (i) any person who, acting alone or in conjunction with one or more other persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer; or (ii) any person who, in connection with the founding and organizing of the business or enterprise of an issuer, directly or indirectly receives in consideration of services or property, or both services and property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

We have no knowledge of any person who would be deemed a “promoter” of our company during the past five years within the meaning of Rule 405 under the Securities Act, except as follows:

Mr. David Richardson, who was a director at the inception of China Growth, may come into the definition of promoter as person taking initiative in founding and organizing the business of the company. On September 27, 2006, China Growth issued 78,125 ordinary shares (adjusted to reflect consolidation effectuated On March 1, 2008.) or 9.1% of the number of the outstanding ordinary shares at the time of the issuance, at par value of 0.000128 to Mid-Ocean Consulting Limited, for aggregate consideration of $10 at a purchase price of $.0001 per share. Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares, and therefore may be deemed to be the beneficial owner of the shares issued by the company. The shares Mr. Richardson beneficially owns may be deemed an item of value received from the Company as a promoter.

Mr. Joseph Rozelle, who was a director at the inception of China Growth, may come into the definition of promoter as person taking initiative in founding and organizing the business of the company. On September 27, 2006, the company issued 781,250 ordinary  shares (adjusted to reflect consolidation effectuated On March 1, 2008.) or 90.9% of the number of outstanding ordinary shares at the time of the issuance, at par value of 0.000128 to Nautilus Global Partners, LLC, for aggregate consideration of $100 at a purchase price of $.0001 per share. Mr. Rozelle  is the President  of  Nautilus  Global Partners but does not have voting or investment control over such shares, and the shares issued by China Growth may not be deemed to be beneficially owned by Mr.Rozelle, and therefore will not be deemed as item of value received by Mr. Rozelle from China Growth.

Director Independence

Our board is constituted of five (5) members and three (3) members of the board are independent directors within the meaning of Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., which constitutes a majority of the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $150,000 for the fiscal year ended December 31, 2009 and 2008, $120,000 for the fiscal year ended December 31, 2010, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company’s the board of directors acting as the audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

CHINA GROWTH CORPORATION

Consolidated Financial Statements with Report of Independent Registered Public Accounting Firm
For the years ended December 31, 2010 and 2009

CHINA GROWTH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Income and Comprehensive Income for the years
ended December 31, 2010 and 2009	F-5

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2010 and 2009	F-6-F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2010and 2009	F-8

Notes to Consolidated Financial Statements	F-9 -F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
China Growth Corporation:

We have audited the accompanying consolidated balance sheets of China Growth Corporation (the “Company”), as of December 31, 2010 and 2009, and the consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of China Growth Corporation’s internal control over financial reporting as of December 31, 2010 and, accordingly, we do not express an opinion thereon.

Ham, Langston & Brezina, L.L.P.
April 15, 2011

CHINA GROWTH CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$33,910,457	$12,722,568
Restricted cash	2,287,203	-
Accounts receivable	655,242	888,190
Inventories	697,518	595,543
Other	20,943	1,467

Total current assets	37,571,363	14,207,768

Property, plant and equipment and land use and mining rights, net	15,163,899	15,821,915

Total assets	$52,735,262	$30,029,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$704,166	$264,658
Accrued expenses	1,299,042	467,388
Due to an officer/stockholder	14,070	-
Value added taxes payable	389,053	335,787
Other taxes payable	25,907	66,272
Income tax payable	1,105,912	856,635

Total current liabilities	3,538,150	1,990,740

Deferred income taxes	205,078	197,319

Total liabilities	3,743,228	2,188,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 634,338 and no shares issued and outstanding at
December 31, 2010 and 2009, respectively	81	-
Common stock: $0.000128 par value, 39,062,500 shares
authorized, 27,951,700 and 25,955,150 shares issued
and outstanding at December 31, 2010 and 2009,
respectively	3,578	3,322
Due from shareholder	-	(7,000)
Additional paid-in capital	24,283,198	15,072,648
Accumulated other comprehensive income	4,603,591	3,291,703
Retained earnings (the restricted portion of retained earnings
is $496,396 at December 31, 2010 and 2009)	20,101,586	9,480,951

Total shareholders' equity	48,992,034	27,841,624

Total liabilities and shareholders’ equity	$52,735,262	$30,029,683

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009

Net revenue	$48,446,560	$38,975,961
Costs of goods sold	25,028,811	20,703,600

Gross profit	23,417,749	18,272,361

Operating expenses:
Selling and marketing	1,522,186	1,454,054
General and administrative	3,913,780	2,251,883

Total operating expenses	5,435,966	3,705,937

Income from operations	17,981,783	14,566,424

Other income and (expenses)
Costs of recapitalization	(1,560,909)	-
Interest expense	(500,000)	-
Interest income	68,592	43,649
Other expense	(27,628)	-

Total other income and (expense), net	(2,019,945)	43,649

Income before provision for income taxes	15,961,838	14,610,073

Provision for income taxes	4,688,175	3,652,518

Net income	11,273,663	10,957,555

Other comprehensive income - foreign currency
translation adjustments	1,311,888	4,043

Comprehensive income	$12,585,551	$10,961,598

Net income per common share -
Basic	$0.43	$0.42

Diluted	$0.43	$0.42

Weighted average number of common shares outstanding -
Basic	26,042,670	25,955,150

Diluted	26,140,161	25,955,150

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of
December 31, 2008	-	$-	25,955,150	$3,322	$15,072,648
Net income	-	-	-	-	-
Loans to shareholders	-	-	-	-	-
Declaration of dividend	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
adjustments	-	-	-	-	-

Balance as of
December 31, 2009	-	-	25,955,150	3,322	15,072,648
Capital contribution	-	-	-	-	-
Sale of preferred stock	634,338	81	-	-	6,671,950
Beneficial conversion
feature associated
with convertible
Debt	-	-	-	-	500,000
Common stock issued
in conversion of debt	-	-	998,275	128	499,872
Common stock issued
for services	-	-	998,275	128	1,538,728
Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
Adjustments	-	-	-	-	-

Balance as of
December 31, 2010	634,338	$81	27,951,700	$3,578	$24,283,198

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

	Accumulated
	Other				Total
	Comprehensive	Due From	Retained Earnings		Shareholders'
	Income	Shareholders	Restricted	Unrestricted	Equity

Balance as of
December 31, 2008	$3,287,660	$(9,301,795)	$496,396	$15,386,844	$24,945,075
Net income	-	-	-	10,957,555	10,957,555
Loans to shareholders	-	(8,065,049)	-	-	(8,065,049)
Declaration of dividend	-	17,359,844	-	(17,359,844)	-
Other comprehensive
income - foreign
currency translation
adjustments	4,043	-	-	-	4,043

Balance as of
December 31, 2009	3,291,703	(7,000)	496,396	8,984,555	27,841,624
Capital contribution	-	7,000	-	-	7,000
Sale of preferred stock	-	-	-	-	6,672,031
Beneficial conversion
feature associated
with convertible
debt	-	-	-	-	500,000
Common stock issued
in conversion of debt	-	-	-	-	500,000
Common stock issued
for services	-	-	-	-	1,538,856
Dividends paid	-	-	-	(653,028)	(653,028)
Net income	-	-	-	11,273,663	11,273,663
Other comprehensive
income - foreign
currency translation
adjustments	1,311,888	-	-	-	1,311,888

Balance as of
December 31, 2010	$4,603,591	$-	$496,396	$19,605,190	$48,992,034

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$11,273,663	$10,957,555
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,180,718	1,120,951
Deferred income taxes	7,759	45,263
Loss on write-down of patents	-	33,380
Loss on disposal of equipment	1,003	-
Common stock issued for services	1,538,856	-
Amortization of beneficial debt conversion feature	500,000	-
Changes in operating assets and liabilities:
Accounts receivable	263,320	761,858
Inventories	(81,610)	37,428
Other assets	(19,426)	5,855
Accounts payable	444,528	(276,452)
Other accrued liabilities	815,671	83,292
Value added taxes payable	41,784	31,849
Other taxes payable	(42,631)	11,720
Income tax payable	219,984	255,162

Net cash provided by operating activities	16,143,619	13,067,861

Cash flows from investing activities:
Purchase of property, equipment and improvements	(13,647)	(40,637)
Increase in restricted cash	(2,287,203)	-
Proceeds from sale of property and equipment	729	-

Net cash used for investing activities	(2,300,121)	(40,637)

Cash flows from financing activities:
Proceeds from convertible debt	500,000	-
Proceeds from issuance of preferred stock	6,672,031	-
Due to shareholders ultimately declared as a dividend	(653,028)	(8,065,029)
Receipt of subscription receivable	7,000	-

Net cash provided/ (used) for financing activities	6,526,003	(8,065,029)

Effect of exchange rate changes on cash and cash equivalents	818,388	4,950

Net increase in cash and cash equivalents	21,187,889	4,967,145

Cash and cash equivalents at the beginning of year	12,722,568	7,755,423

Cash and cash equivalents at the end of year	$33,910,457	$12,722,568

Supplemental disclosure of cash flow information:
Income taxes paid	$4,438,898	$3,352,094

Non-cash investing and financing activities:
Decrease in balance due from shareholders
through declaration and payment of dividend	$-	$17,359,844
Conversion of note payable to common
stock	$500,000	$-

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, Nature of Business and Basis of Presentation

China Growth Corporation. (“the Company” or "China Growth") was incorporated in the Cayman Islands on December 7, 2006. The Company was originally organized as a “blank check” shell company to investigate and acquire a target company or business desiring to be a publicly held corporation. Wealth Environmental Protection Group, Inc. ("WEP") was incorporated under the laws of the British Virgin Islands on June 3, 2010 to serve as an investment holding company. On December 15, 2010, the Company (i) closed a share exchange transaction pursuant to which it became the 100% parent of WEP, and (ii) assumed the operations of WEP and its subsidiaries.

The share exchange transaction has been treated as a recapitalization of WEP, with China Growth emerging as the surviving legal entity and WEP treated as the acquirer from a financial reporting standpoint.  Prior to the recapitalization, the China Growth had essentially no assets or liabilities and issued approximately 96% of its outstanding shares to the shareholders of WEP and their designees in the recapitalization. The accompanying consolidated financial have been restated on a retroactive basis to present the capital structure of WEP as though it were the reporting entity. A summary of the Company subsidiaries is currently as follows:

Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental	British Virgin		100% Owned	Holding Company
Protection Group, Inc	Islands
(“WEP”)	June 3, 2010

Wealth Environmental	Hong Kong -	$ -	100% Owned	Holding Company
Technology Holding Ltd.	June 18, 2010
("Wealth Technology")
Hong Kong

Jiangmen Huiyuan	Peoples Republic	$ -	100% Owned -	Holding Company
Environmental Protection	Of china ("PRC")		Wholly
Technology Consultancy Co.	July 22, 2010		Foreign
("Jiangmen Huiyuan")			Owned Entity
Jiangmen, Guandong Prov.			("WFOE)

Jiangmen Wealth Water	PRC	$ 4,049,060	100% Control	Manufacturer of
Purifying Agent Co., Ltd	April 25, 2003		Through	water purifying
("Jiangmen Wealth Water")			Contractual	agents
Jiangmen, Guandong Prov.			Arrangements

Guizhou Yufeng Melt Co.,	PRC	$4,233,854	100% Control	Manufacturer of
Ltd. ("Guizhou Yufeng")	March 25, 2005		Through	HAC Powder using
Guizhou Prov.			Contractual	bauxite and
			Arrangements	limestone from
mines controlled
under mining
rights agreements

Shanxi Wealth Aluminate	PRC	$6,786,056	100% Control	Manufacturer of
Materials Co., Ltd	April 8, 2004		Through	HAC Powder using
("Shanxi Wealth")			Contractual	bauxite and
Shanxi Prov.			Arrangements	limestone from
mines controlled
under mining
rights agreements

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, Nature of Business and Basis of Presentation, continued

On September 29, 2010, Jiangmen Huiyuan entered into a series of contractual arrangements with Jiangmen Wealth Water, and its shareholders, in which Jiangmen Huiyuan effectively assumed management of the business activities of Jiangmen Wealth Water and has the right to appoint all executives and senior management and the members of the board of directors of Jiangmen Wealth Water. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Equity Interest Pledge Agreement and Power of Attorney, through which Jiangmen Huiyuan has the right to provide exclusive complete business support and technical and consulting services to Jiangmen Wealth Water for an annual fee in the amount of Jiangmen Wealth Water’s yearly net profits after tax. Additionally, Jiangmen Wealth Water’s shareholders have pledged their rights, titles and equity interests in Jiangmen Wealth Water as security for Jiangmen Huiyuan to collect consulting and services fees provided to Jiangmen Wealth Water through the Equity Interest Pledge Agreement. In order to further reinforce Jiangmen Huiyuan’s rights to control and operate Jiangmen Wealth Water, the shareholders of Jiangmen Wealth Water have granted Jiangmen Huiyuan the exclusive right and option to acquire all of their equity interests in Jiangmen Wealth Water through an Exclusive Option Agreement.

Jiangmen Wealth Water owns all of the issued and outstanding capital stock of Guizhou Yufeng, and 62% of the issued and outstanding capital stock of Shanxi Wealth. The remaining 38% of the issued and outstanding capital stock of Shanxi Wealth is held by Mingzhuo Tan ("Mr. Tan"), our Chief Executive Officer. During the year ended December 31, 2009 and through the date of restructuring, Mr. Tan and his spouse, Ms. Hong Yu Du (“Ms. Du”) directly or through an affiliated company, had controlling equity interests in Jiangmen Wealth Water, Guizhou Yufeng and Shanixi Wealth.   In August and September 2010, through a restructuring process, Jiangmen Wealth Water paid $74,705 and $463,160 to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shainxi Wealth, respectively. Upon completion of this restructuring, the remaining 38% of Shainxi Wealth was owned by Mr. Tan who assigned all the ownership rights including voting rights to Jiangmen Wealth Water.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth Water and its subsidiaries after this restructuring.

Based on Jiangmen Huiyuan’s contractual relationship with Jiangmen Wealth, the Company has determined that a variable interest entity has been created and therefore Jiangmen Wealth is considered a consolidated subsidiary of the Company. Additionally, because all of the companies are currently under common control, the series of agreements and restructurings referred to above has been accounted for as a reorganization of the entities and the financial statements have been prepared as if the reorganization had occurred retroactively.  Accordingly these financial statements present the consolidated operating results, assets and liabilities of Wealth and its subsidiaries, which are collectively referred to as the "Company".

The Company produces and sells water purifying agents and high-performance aluminate calcium (HAC) powder in China. HAC powder, the core ingredient of its water purifying agents.

(2)	Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Consolidated Financial Statements

These financial statements present the consolidated accounts of the Company and its subsidiaries, WEP, Wealth Technology, Jiangmen Huiyan, Jiangmen Wealth Water, Guizhou Yunfeng and Shanxi Wealth, which are collectively referred to as the "Company". This presentation is based upon the retroactive treatment of series of agreements and restructurings of companies under common control as described in Note 1.

 All inter-company transactions and balances have been eliminated in preparation of the consolidated financial statements.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company's consolidated financial statements include collectibility of accounts receivable, useful lives and impairment of property and equipment, mineral reserves available for mining production, total expected use of mineral reserves and value and realizability of intangible assets.  Actual results could differ from those estimates.

Financial Accounting Standards Board ("FASB") Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  The FASB Accounting Standards Codification TM, ("Codification" or "ASC") became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS No. 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, FASB Interpretations, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  The Company adopted SFAS No. 168 for the year ended December 31, 2009.

Segments

For the years ended December 31, 2010 and 2009, the operations of the Company's operations have been broken down into segments based on production facility, which represents the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company's segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

Amounts reported are stated in U.S. Dollars ("USD"), unless stated otherwise. The Company's functional currency is Renminbi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of the Company have been translated into USD at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into USD at the weighted average rates during the periods the transactions were recognized. The resulting translation adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of the consolidated statements of shareholders’ equity.

Following is an analysis of exchange rates used in translating the Company's financial statements from the RMB to USD as of and for the years ended December 31, 2010 and 2009 (Amounts represent the number of RMB necessary to equal one USD):

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

	2010	2009

Year-end exchange rate	6.59179	6.81720
Average exchange rate for the year	6.76053	6.82119

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.

Restricted Cash

The restricted cash represents cash deposits in the bank which are restricted until the Company fulfills certain requirements established under the Holdback Escrow Agreement and The IR Escrow Agreement as described in Note 7. At December 31, 2010 the Company has a total of $2,287,203 restricted cash.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, inventories, loan from shareholders, accounts payable, value added taxes payable, other accrued liabilities, other taxes payable, and income tax payable as of December 31, 2010 and 2009 approximate fair value.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by or distributions to shareholders. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The changes in other comprehensive income of $1,311,888 and $4,043 for the years ended December 31, 2010 and 2009, respectively, are foreign currency translation adjustments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings and the Company has not experienced any losses on deposits.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. When appropriate, the Company establishes an allowance for doubtful accounts based on various factors including the age of  receivables and other information relevant to the credit risk of specific customers. The Company has not experienced any significant credit losses on accounts receivable and at December 31, 2010 and 2009, management's analysis of customer accounts did not indicate any impaired or problem accounts for which a reserve should be established. Accordingly, there is no allowance for doubtful accounts at December 31, 2010 or 2009.

Major Customers

During the years ended December 31, 2010 and 2009, there was no customer that accounted for 10% or more of the Company's net revenue. However, certain customers did account for more than 10% of open accounts receivable at year end as described in the accounts receivable policy footnote.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Major Suppliers

During the years ended December 31, 2010 and 2009, certain suppliers accounted for more than 10% of the Company's total net purchases as follows:

	Percentage of Total Purchases
	2010	2009

Supplier A	14.47%	16.60%
Supplier B	11.92%	11.70%

Revenue Recognition

The Company’s main source of revenue is generated from sales of water purifying agents and high-performance calcium aluminates powder ("HAC"). The Company recognizes revenue when there is persuasive evidence of a sales arrangement, delivery and acceptance by the customer has occurred, the sales price is fixed or determinable, and collection is probable. Under the Company's typical sales terms for both water purifying agents and HAC the Company recognizes revenue when product is shipped from its production facilities because shipments are made FOB shipping point with the customer bearing all shipping costs and title and risk of loss transferring to the customer upon shipment. Sales terms for water purifying agents and HAC do not include customer acceptance provisions, the right of return (unless the product is proven to be defective) or other post-delivery obligations. The Company has not experienced any significant returns associated  with defective product.

Value added taxes represent amounts collected on behalf of specific government agencies that require remittance of tax by specified dates. Value added taxes are collected at the time of sale and are detailed on invoices provided to customers. The Company accounts for value added taxes on a net basis. The Company recorded and paid sales related taxes based on a percentage of the value added taxes and reported the revenue net of the sales related taxes.

Accounts Receivable

The Company evaluates the collection status of outstanding receivables at the end of each  reporting period and makes estimates of potential credit losses, if any. The Company has historically had no significant credit losses on its accounts receivable and, accordingly, has not provided an allowance for doubtful accounts as of December 31, 2010 or 2009. Following is an aged analysis of accounts receivable at December 31, 2010 and 2009:

	2010	2009

Current	$655,242	888,190
1 - 30 days past due	-	-
30 - 60 days past due	-	-
60 - 90 days past due	-	-
Greater than 90 days past due	-	-

	$655,242	$888,190

At December 31, 2010 and 2009, certain customers accounted for more than 10% of accounts receivable as follows:

	2010	2009

Customer A	13%	14%
Customer B	14%	25%
Customer C	10%	10%
Customer D	13%	11%
Customer E	26%	30%

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Inventories

Finished goods and work-in-process inventories include the cost of raw materials, direct labor and manufacturing overhead. Raw materials inventory consists primarily of chemicals and coal for manufacturing. Inventories are stated at the lower of cost (weighted average method) or market.

Cost of Goods Sold

Costs of goods sold includes raw materials, direct labor and factory overhead costs. Factory overhead costs consist of depreciation of production equipments and leasehold improvements, amortization of patent costs, amortization of mining and land use rights, indirect labor, utilities, repairs and maintenance costs related to the Company’s production equipment and costs related to the Company’s distribution network.

Operating Expenses

Selling and marketing expenses include salaries and employee benefits, commissions, sales rebates, travel and entertainment, regional office expenses and other selling expenses.

General and administrative expenses include management and office salaries and employee benefits, deprecation of office facilities, leasehold improvements, office equipment and automobiles, travel and entertainment, legal and accounting expenses, consulting fees, and other office expenses.

Transportation Charges

Transportation charges represent costs to deliver the Company’s inventory to the point of sale.  Substantially all sales by the Company are made FOB shipping point, and , accordingly, the customer bears the cost of shipping and the costs are not reflected in the Company's financial statements. In the infrequent circumstance that the Company pays transportation costs on product sold, such costs are expensed and charged to costs of goods sold as incurred.

The Company incurs substantial shipping costs in moving mined bauxite and limestone from its mines to its manufacturing facilities and in moving product between facilities for further processing.  Such freight-in transportation costs are recognized in the cost of inventory and recognized as expense as the underlying products are sold. Transportation costs of mined products are included in the cost of Bauxite and Limestone as specified in mining service contracts and totaled approximately $2,313,956 and $1,779,760 during the years ended December 31, 2010 and 2009, respectively. Transportation costs incurred in moving product between facilities totaled approximately $750,267 and $504,009 during the years ended December 31, 2010 and 2009, respectively.

Property, Plant and Equipment, and Land Use and Mining Rights

Property, equipment and equipment and land use rights are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line basis method over the following estimated useful lives:

Estimated
Category	Useful Life

Land use rights	43 to 48 years
Mining rights	14 to 19 years
Leasehold improvements	20 to 40 years
Production equipment	5 to 30 years
Furniture and fixtures	5 years
Automobiles	5 years

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Property, Plant and Equipment, and Land Use and Mining Rights, continued

Mining rights, which are for definite terms ranging from 14 to 19 years, are amortized using the units of production method. In applying this method, the numerator is current year production and the denominator is expected production from mines over the life of the individual mining rights, with consideration of production limitations imposed by the mining rights agreements. See Long-Lived Assets below.

Intangible Assets

Acquired intangible assets with definite lives are amortized on a straight-line basis over their expected economic useful lives. The estimated economic useful lives of patents is 4 to 10 years. Amortization of patents during the years ended December 31, 2010 and 2009 was $0 and $5,096, respectively. Also during the year ended December 31, 2009, the Company recognized a loss on disposal of patents in the amount of $33,380.

Long-Lived Assets

If events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests property and equipment and intangible assets with definite lives for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) is recorded as a period expense.

Events that would trigger an impairment test include the following:

•	A significant decrease in the market price of a long-lived asset.
•	A significant change in the use of a long-lived asset or in its physical condition.
•	A significant change in the business climate that could affect an asset's value.
•	An accumulation of cost significantly greater than the amount originally expected to acquire or construct a long-lived asset.
•	A current period operating or cash flow loss combined with a history of such losses or a forecast demonstrating continued losses associated with the use of a long-lived asset.
•	An expectation to sell or otherwise dispose of a long-lived asset significantly before the end of its estimated useful life.

Based on the Company's reviews during the  years ended December 31, 2010 and 2009, there were no events or circumstances that caused management to believe that impairment tests were necessary.

Value Added Taxes (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws. The value-added tax standard rate for sales made by the Company is 17% of the gross sales price and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. When the Company acquires raw materials the VAT incurred by the Company, and subject to credit, generally varies from 6% to 17% depending on the type of materials or services purchased. There is a significant difference in the VAT that the Company incurs on purchases and the amount the Company bills to customers for sales of HAC and water purifying agents due to the fact that the Company converts raw materials from their mined state to finished product and is responsible for the substantial portion of increased value in its products.

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the years ended December 31, 2010 and 2009, with information related to the liability for uncollected or unremitted VAT at December 31, 2010 and 2009:

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

	2010	2009

VAT billed to customers for sales during the year	$9,485,099	$7,480,880
VAT billed to the Company for purchases during the year	3,423,457	2,800,417

Net VAT due the PRC for transactions during the year	6,061,642	4,680,463
Amount remitted to the PRC	(6,008,376)	(4,648,590)
Liability at beginning of year	335,787	303,914

Liability at end of year	$389,053	$335,787

Liability for taxes collected but not remitted at year-end	$293,847	$206,734
Liability for taxes billed to customers but not collected
from the customers or remitted to the PRC at year-end	95,206	129,053

Total liability for VAT at end of year	$389,053	$335,787

VAT is not included in revenue or costs of goods sold, but is recorded in accounts receivable and recognized as a liability for billed but uncollected or unremitted amounts on the consolidated balance sheets. The amount of VAT collected on sales differs from the 17% expected amount due to intercompany sales for which VAT is reported. VAT included in accounts receivable was approximately $95,206 and $129,053 at December 31, 2010 and 2009, respectively.

Income Taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

The FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit associated with an uncertain tax position when, in the judgment of management, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company's effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company has not incurred any interest or penalties related to potential underpaid income taxes and has recognized no assets or liabilities associated with uncertain tax positions as of or for the years ended December 31, 2010 or 2009.

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. The Company periodically evaluates its investment strategies for each foreign tax jurisdiction in which it operates to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. At December 31, 2010 and 2009, substantially all operations are in the PRC and management believes that all earnings will be indefinitely reinvested in the PRC.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Environmental Expenditures

The Company records liabilities for environmental assessments and/or cleanup when it is probable a loss has been incurred and the costs can be reasonably estimated. Environmental liability estimates may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs by state agencies, but does include estimates of cost sharing with other potentially responsible parties. Estimates are not discounted as the timing of the anticipated cash payments is not fixed or readily determinable. Claims for reimbursement of remediation costs are recorded when recovery is deemed probable. To date, the Company has not had any significant recurring costs associated with managing hazardous materials and pollution in its on-going operations or any mandated expenditures to limit or remediate contamination.

Earnings Per Share

The Company accounts for earnings per common share in accordance with the relevant accounting guidance which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding and dilutive securities outstanding during the year. In determining the number of shares outstanding and the weighted -average number of shares, the Company considered the effect of the restructuring described in Note 1. The components of basic and diluted earnings per share are as follows:

	2010	2009

Net income (A)	$11,273,663	$10,957,555
Less dividends attributable to 6% convertible preferred
stock	(17,548)	-

Net income available for common shareholders (B)	$11,256,115	$10,957,555

Weighted average number of common shares
outstanding (C)	26,042,670	25,955,150
Dilutive effect of preferred stock conversions	97,491	-

Common stock and common stock equivalents (D)	26,140,161	25,955,150

Earnings per share:
Basic (B/C)	$0.43	$0.42

Diluted (A/D)	$0.43	$0.42

New Accounting Pronouncements

Effective April 1, 2009, the Company adopted authoritative guidance issued by the FASB, which is now codified in ASC 815 “Derivatives and Hedging” regarding the disclosures for derivative and hedging activities. The adoption of this guidance did not have a material impact on its consolidated financial statements.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, continued

Effective April 1, 2009, the Company adopted authoritative guidance codified as ASC 855 “Subsequent Events”, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after  the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a significant impact on Company's consolidated financial statements.

Effective July 1, 2009, the Company adopted the amended authoritative guidance issued by the FASB regarding interim disclosures about fair value of financial instruments, which is now codified in ASC 805. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have a significant impact on Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force", that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on Company's consolidated financial statements.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force", that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, "Improving Disclosures About Fair Value Measurements", that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation for the current year.  Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

(3)	Inventories

A summary of inventories at December 31, 2010 and 2009 is as follows:

	2010	2009

Raw Materials	$469,793	$376,168
Work in progress	39,991	180,920
Finished goods	187,734	38,455

	$697,518	$595,543

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Plant and Equipment and Land Use and Mining Rights

A summary of property, plant and equipment and land use and mining rights is as follows:

	2010	2009

Leasehold improvement	$3,200,385	$3,094,565
Production equipment	6,426,255	6,213,771
Furniture and fixtures	320,513	308,689
Automobiles	238,057	224,128
Land use rights	2,193,644	2,121,112
Mining rights	8,647,120	8,361,204

	21,025,974	20,323,469
Less: Accumulated depreciation	5,862,075	4,501,554

	$15,163,899	$15,821,915

Depreciation and amortization expense was $1,180,718 and $1,115,855 for the years ended December 31, 2010 and 2009, respectively, as follows:

	2010	2009

Depreciation of plant, equipment and improvements	$692,421	$724,219
Amortization of land use rights	47,163	46,744
Amortization of mining rights	441,134	344,892

	$1,180,718	$1,115,855

Amortization expense related to land-use rights and mining rights is estimated to be $655,463 in 2011, $866,454 in 2012, and $1,300,417 in 2013 and the weighted average amortizable life is approximately 21.44 years. The increase in amortization is based on planned increases in production.

The cost of land use and mining rights consists solely of the cash acquisition price of those assets under transfer of right agreements with third parties.  Mine development costs and production costs are included in the cost of mined materials, are subsequently included as a component of  the cost of inventory and are ultimately expensed to cost of goods sold. Following is an analysis of cost of the Company's land use rights and mining rights acquisition costs:

Land Use Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Muzhou Sanya Industrial District	August 2003	April 2046	$819,569
Xinghong Village Zhazuo Town Xiuwen County	July 2005	August 2056	531,250
Industrial District Sanquan Town Fenyang	September 2005	September 2052	842,825

			$2,193,644

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Plant and Equipment and Land Use and Mining Rights, continued

Mining Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Dashan Village Zhazuo Town Xiuwen County -
Surface Limestone Mine	September 2005	September 2023	$455,112
Gaocang Village Longchang Town Xiuwen
County - Underground Bauxite Mine	October 2005	October 2020	2,730,670
Sangzao Village Lijiaxiang Town Fenyang City -
Surface Limestone Mine	January 2006	January 2025	1,213,630
Luotuoju Village Wangjiagou Liulin County Lvliang
Lvliang City - Underground Bauxite Mine	September 2005	September 2052	4,247,708

			$8,647,120

The terms of the Company's mining rights agreements provide the Company with only the right to produce specified quantities of minerals from specific mining sites. The amounts mined under the mining rights agreements are subject to annual limits; however, the rights are cumulative and the unused production in one year give rise to the right to mine greater amounts in subsequent years, up to the cumulative limit. At December 31, 2010 and 2009, the Company has cumulative unused limestone and bauxite production that can be used to increase production in subsequent years as shown in the following table:

	Amounts in Tons
	2010	2009

Limestone

Allowable annual production	300,000	300,000

Beginning cumulative unused production	1,065,028	832,122
Production allowed during the year	300,000	300,000
Actual production	(84,874	(67,094)

Ending cumulative unused production	1,280,154	1,065,028

	Amounts in Tons
	2010	2009

Bauxite

Allowable annual production	350,000	350,000

Beginning cumulative unused production	968,870	780,620
Production allowed during the year	350,000	350,000
Actual production	(203,652	(161,750)

Ending cumulative unused production	1,115,218	968,870

The Company is subject to a resource tax on all production from its mines of approximately $0.30 per ton of limestone and $3.03 per ton of bauxite. The resource tax, reported in the accompanying financial statements as a component of costs of goods sold, was approximately $642,660 and $493,930 for the years ended December 31, 2010 and 2009, respectively.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (5)          Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2010 and 2009 because substantially all of the Company's operations are conducted in the PRC. Following is an analysis of pre-tax income (loss) by country in 2010 and 2009:

	2010	2009

British Virgin Islands	$(2,702,111)	$-
PRC	18,663,949	14,610,073

	$15,961,838	$14,610,073

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC ("New CIT Law"), which was effective on January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2010, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of December 31, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 2009 and 2008, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company conducts substantially all of its business and income producing activities  in the PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2010 and 2009.  Following is a reconciliation of the Company’s income tax provision of  $4,688,175 and $3,652,518, for the years ended December 31, 2010 and 2009, respectively,  to the expected US statutory rate of 34%:

	2010		2009
Description	Amount	Percent	Amount	Percent

Income taxes at US statutory rate	$5,427,025	34%	$4,967,425	34%
applied to pretax income
Difference between US and PRC
income tax rates	(1,657,568)	(10)%	(1,314,907)	(9)%
Increase in valuation allowance	918,718	6%	-	-

Income tax provision	$4,688,175	30%	$3,652,518	25%

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes, continued

The Company's provision for income taxes consists of the following:

	2010	2009

Current
PRC	$4,680,416	$3,607,255

Deferred
PRC	7,759	45,263

	$4,688,175	$3,652,518

At December 31, 2010 and 2009, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related  deferred taxes were as follows:

Description of Deferred Tax	2010	2009

Non current liabilities:
Difference in basis of mining rights for
financial and tax reporting purposes	$(280,078)	$(272,319)

Total deferred tax liabilities	(280,078)	(272,319)

Non-current assets:
Net operating loss carryforwards for
British Virgin Island purposes	918,718	-
Liability for social insurance premiums
and provident housing funds not yet deductible
for tax purposes	75,000	75,000

Total deferred tax assets	993,718	75,000
Less valuation allowance	(918,718)	-

Net deferred tax assets	75,000	75,000

Net deferred tax liability	$(205,078)	$(197,319)

A valuation allowance for the benefit of losses incurred in the US and British Virgin Islands has been established because the Company cannot demonstrate its ability to use those losses to offset income generated in those countries.

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertainty in income taxes in accordance with applicable accounting standards, which prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (6)      Shareholders' Equity

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of December 31, 2010 and 2009 and the balance represents a fully funded General Reserve Fund:

Following is an analysis of the general fund by subsidiary at December 31, 2010 and 2009:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shanxi Wealth	619,806	418,384

	$743,768	$496,396

Share Exchange Agreement and Reverse Stock Split

On December 15, 2010, the Company entered into a Share Exchange Agreement (the "Share Exchange") under which the Company will issue 25,955,150 shares of common stock, or approximately 96% of its outstanding shares for 100% of WEP. The closing of the Share Exchange was conditioned upon all conditions set forth in the Subscription Agreement being met and the closing of the Private Placement was conditioned upon the closing of the Share Exchange.  The shares to be issued under the share exchange agreement have not been physically issued by the stock transfer agent because the Company is awaiting shareholder approval of a 1: 1.42610714 reverse stock split on all of the ordinary shares issued and outstanding at the closing of the Share Exchange (the “Reverse Split”). Shares issued for compensation, shares issued in conversion of debt and shares issued under a private placement (the "Private Placement") of preferred stock and warrants in the following descriptions of  stock activity have been adjusted to reflect a pre-split basis for all transactions even though certain agreements were prepared assuming the Reverse Split.

During the year ended December 31, 2010 and 2009, the Company issued common and preferred stock as follows:

Common Stock

On December 15, 2010, the Company approved the issuance of 998,275 shares of common stock (700,000 post reverse split shares upon approval of such reverse split as described above) to Mr. Karlson Ka Tsun PO, at par value 0.000128 per share, as compensation for the services he provided to us in connection with the Share Exchange and Private Placement. We calculated the company’s cost for the issuance by  using the Block Scholes Option Pricing Model and referenced the cash price paid in a concurrent Private Placement of convertible preferred stock as follows:

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (6)         Shareholders' Equity, continued
Common Stock, continued

Amount

Price per unit for 2.8522 preferred shares each convertible into 14.2611 common shares and detachable warrants for the purchase of 7.1306 common shares
for $3.16 per share for a period of 5 years.	$30.00
Value of detachable warrant for purchase of 7.1306 common shares using the
Black Scholes Option Pricing Model and, a current price per share of $1.54, an expected exercise period of 5 years, a volatility factor of 75% based on a similar company operating in China, a risk free interest rate of 2.1%
and no expected dividend yield of zero.	8.01

Value of 14.2611 shares of common stock included in the unit	$21.99

Value of one share	$1.54

Shares issued	998,275

Total value	$1,538,856

On May 28, 2010 and September 3, 2010, the Company obtained two Senior Preferred Secured Notes for a total amount of $500,000 from a the Company that had loaned the proceeds to China Growth. The notes proceeds were initially borrowed by the Company prior to the recapitalization transaction described above.

The notes carried an interest rate of 10% per annum and were secured by cash collateral of $250,000, all of assets of the Company and all of Company’s common shares owned by its primary shareholder, Mr. Tan Ming Zhuo.  The notes were set to mature on the earlier of (a) the one year anniversary of the date of issue, (b) a Public Offering, (c) a Qualified Equity Funding, or (d) the occurrence of a Change of Control or Change of Ownership (the “maturity”).   A "Qualified Equity Funding” means a sale by the Company of its equity securities that raises at least $6,500,000 for the Company.  The notes include a conversion feature that provides  that the outstanding notes amount will be converted to 998,275 shares of the Company's common stock (700,000 post reverse split shares upon approval of such reverse split as described above) upon maturity. Such conversion was triggered on December 15, 2010, upon closing of the Private Placement Described below.

Since this notes were convertible into equity at a beneficial conversion rate, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized utilizing the effective interest rate method over one year.  The Company originally recorded a beneficial conversion feature of $500,000 as a discount to the convertible note payable. Amortization of discount in the amount of $500,000 was recorded as interest expense prior to and upon closing of the Private Placement on December 15, 2010.

Preferred Stock

On December 15, 2010, the Closing Date,  the Company entered  into a subscription agreement  with a group of accredited investors (the “Subscription Agreement”), pursuant to which the Company issued to the investors an aggregate of 222,402 ("Units"), for an aggregate purchase price of $6,672,031, or $30.00 per Unit (the “Private Placement”). Each Unit consists of (i) two (2) shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five ordinary shares for a total of ten ordinary shares per Unit, and (ii) a warrant to purchase five (5) ordinary shares at an exercise price of $4.50 per share (the “Warrant”). The Preference Shares to be issued under the Private Placement have been adjusted in the accompanying financial statements to reflect a pre-split basis as follows:

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (6)      Shareholders' Equity, continued

Preferred Stock, continued

The Private Placement consisted of 222,402 ("Units"), for an aggregate purchase price of $6,672,031, or $30.00 per Unit Each Unit consists of (i) 2.8522 shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five (5) ordinary shares for a total of 14.2611 ordinary shares per Unit, and (ii) a warrant to purchase 7.1306 ordinary shares at an exercise price of $3.16 per share (the “Warrant”).

(7)	Contractual Agreements

Agreements to Prepare the Company for Recapitalization

The Company was formed through a series of reverse mergers and contractual agreements which were completed with the  reverse merger of China Growth and WEP in the recapitalization transaction provided for in the Share Exchange Agreement. Prior to the recapitalization, on September 29, 2010, WEP, through its wholly owned subsidiary, Jiangmen Huiyuan entered into the following agreements with Jiangmen Wealth Water and the shareholders of Jiangmen Wealth Water and such agreements are summarized as follows:

Exclusive Business Cooperation Agreement

Under the terms of the Exclusive Business Cooperation Agreement (“Cooperation Agreement”), Jiangmen Huiyuan has the exclusive rights to provide to Jiangmen Wealth Water complete technical support, technical and consulting services related to Jiangmen Wealth Water’s principal business.  Jiangmen Wealth Water cannot assign its rights under such agreement to another third party without Jiangmen Huiyuan’s consent. However, Jiangmen Huiyuan must provide a written notification to Jiangmen Wealth Water of its intent to assign the agreement to a third party but does not need the consent of Jiangmen Wealth Water for such assignment.  Jiangmen Wealth Water agreed to pay an annual service fee to Jiangmen Huiyuan equal to 100% of the annual net income of Jiangmen Wealth Water. This agreement has a ten-year term, subject to renewal or early termination at the option of Jiangmen Huiyuan.

Equity Pledge Agreements

Under the Equity Pledge Agreements entered into among Jiangmen Huiyuan, Jiangmen Wealth Water and the shareholders of Jiangmen Wealth Water, the two shareholders of Jiangmen Wealth Water pledged their equity interests in Jiangmen Wealth Water to guarantee Jiangmen Wealth Water’s performance of its obligations under the Exclusive Business Cooperation Agreement and pay the consulting and service fees when they become due.  If Jiangmen Wealth Water or any of its shareholders breaches his/her respective contractual obligations under the agreement, or upon the occurrence of an event of default, as defined in the agreement, Jiangmen Huiyuan is entitled to certain rights, including the rights to dispose of the pledged equity interests.  In addition, the shareholders of Jiangmen Wealth Water agreed not to dispose of the pledged equity interests or take any actions that would prejudice Jiangmen Huiyuan’s interest. Each of the Equity Pledge Agreements is valid until all the service fee payments due under the Exclusive Business Cooperation Agreement have been fulfilled. Since the Exclusive Business Cooperation Agreement may be renewed at Jiangmen Huiyuan’s option, the equity pledge will remain in effect in case the Exclusive Business Cooperation Agreement is being renewed, and until all payments due under the Exclusive Business Cooperation are paid in full by Jiangmen Wealth Water.

Exclusive Option Agreements

Under the Exclusive Option Agreements among Jiangmen Huiyuan, Jiangmen Wealth Water and the shareholders of Jiangmen Wealth Water, prior to any sale of equity interest of Jiangmen Wealth Water to Jiangmen Huiyuan, the shareholders of Jiangmen Wealth Water agreed to grant exclusive rights to Jiangmen Huiyuan to purchase the equity interests from the shareholders of Jiangmen Wealth Water at a price equal to the registered capital of the proportion of equity interest being purchased to the extent which is permitted by the relevant laws and regulations of the PRC.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Contractual Agreements, continued

Agreements to Prepare the Company for Recapitalization, continued

Irrevocable Power of Attorney

Under the Irrevocable Power of Attorney Agreement, each of the shareholders of Jiangmen Wealth Water granted to Jiangmen Huiyuan the power to exercise all voting rights of such shareholdings in shareholders’ meetings, including, but not limited to, the power to determine the sale or transfer of all or part of such shareholder’s equity interest in, and appoint and elect the directors, the legal representative, chief executive officer and other senior management of Jiangmen Wealth Water. Upon the execution of this Power of Attorney, all Jiangmen Wealth Water shareholder rights have been assigned to Jiangmen Huiyuan.

Agreements to Position the Company for the Share Exchange Agreement

The Private Placement

As a condition of the closing of the Share Exchange the Company was required  to complete a Private Placement of its preferred stock (See a description of the Private Placement in Note 6 - Shareholders', Equity- Preferred Stock). The Private Placement was conditioned upon all conditions set forth in the Subscription Agreement and both the Private Placement and Share Exchange were completed on December 15, 2010.

Subscription Agreement

Pursuant to the Subscription Agreement, the Company is obligated to file a registration statement with the United States Securities and Exchange Commission ("SEC") covering the resale of the ordinary shares underlying the Preference Shares and the Warrants (the “Registrable Securities”) no later than thirty (30) days following the closing date. In the event that the registration statement is not timely filed, the Company is obligated to pay to each investor liquidated damages equal to 1% of each investor’s investment per month pursuant to the Subscription Agreement. In addition, the Company must use its best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible, but in no event later than 180 days following the Closing Date (the “Effective Date”). If the registration statement is not declared effective by the SEC on or prior to the Effective Date, then the Company is obligated to pay to each investor liquidated damages equal to 1% of such investor’s investment. The maximum aggregate liquidated damages payable to each Subscriber under this Agreement is seven percent (7%) of the purchase price paid by such Subscriber pursuant to this Agreement. However, such liquidated damages payable in the event that the Registration Statement is not declared effective by the Effective Date will be waived, provided that (1) the Company has responded to all SEC comments on the Registration Statement and its amendments within twenty (20) business days of their respective receipt, which shall be extended to thirty (30) business days if the SEC response cannot be submitted because the Company is required to provide updated financial statements pursuant to Regulation S-X; and (2) if the Company is current with the filing of all periodic reports under the Exchange Act. Based on the terms of the registration payment arrangement, the Company could become subject to cash damages of up  to 7% of the $6,672,031 we raised under the Subscription Agreement or $467,042.

The securities shall only be treated as Registrable Securities if and only for so long as they (i) have not been sold (A) pursuant to a registration statement; (B) to or through a broker, dealer or underwriter in a public distribution or a public securities transaction; and/or (C) in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(1) thereof so that all transfer restrictions and restrictive legends with respect thereto, if any, are removed upon the consummation of such sale; (ii) are not held by a holder or a permitted transferee; and (iii) are not eligible for sale pursuant to Rule 144 (or any successor thereto) under the Securities Act.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Contractual Agreements, continued

Agreements to Position the Company for the Share Exchange Agreement, continued

Subscription Agreement, continued

In connection with filing the registration statement, if the SEC limits the amount of Registrable Securities to be registered for resale pursuant to Rule 415 under the Securities Act, then the Company shall be entitled to exclude such disallowed Registrable Securities (the “Cut Back Shares”) on a pro rata basis among the holders thereof with a first priority given to the shares underlying the Warrants.  The Company shall prepare, and, as soon as practicable but in no event later than the six months from the date the registration statement was declared effective, file with the SEC an additional registration statement (“Additional Registration Statement”) on Form S-1 covering the resale of all of the disallowed Registrable Securities not previously registered on an Additional Registration Statement hereunder.  The Company shall use its best efforts to have each Additional Registration Statement declared effective by the SEC as soon as practicable.  No liquidated damages will accrue on or as to any Cut Back Shares, and the required Filing Date for such additional Registration Statement including the Cutback Shares will be tolled, until such time as the Company is able to effect the registration of the Cut Back Shares in accordance with any SEC comments.

Make Good Escrow Agreement

In connection with the Private Placement, the Company entered into a Make Good Escrow Agreement (the " Make Good Escrow Agreement") with Star Prince, and Access America Investments, LLC as representative of the investors, pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split), to be held in favor of the investors in order to secure certain make good obligations. Under the Make Good Escrow Agreement, the Company established minimum after tax net income thresholds (as determined in accordance with GAAP and excluding any non-cash expenses and one-time expenses related to the reverse acquisition of WEP and the private placement transaction) of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors will be entitled to receive ordinary shares based upon a pre-defined formula agreed to between the parties. The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under US GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if US GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise. At December 31, 2010, no were due to investors under the Make Good Escrow Agreement.

Holdback Escrow Agreement

In connection with the Private Placement, the Company entered into a holdback escrow agreement (the 'Holdback Escrow Agreement"), with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 will be released to the Company upon the hiring of a chief financial officer on terms acceptable to Access America Investments, LLC and $667,203 will be released to us upon appointment of the required independent directors to our board of directors. On March 1, 2011, the Company appointed the required independent directors to its board of directors and $667, 203 fund held in escrow was released to the Company. At March 31, 2011, the funds remain in escrow under the Holdback Escrow Agreement was $1,500,000.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Contractual Agreements, continued

Agreements to Position the Company for the Share Exchange Agreement, continued

Investor Relations Escrow Agreement

The Company entered into an investor relations escrow agreement with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld.  These funds remain in escrow at March 31, 2011.

Lockup Agreements

In connection with the Private Placement, we also entered into lockup agreements, or the Lockup Agreement, with WEP shareholders, pursuant to which each of WEP Shareholder agreed not to transfer any of the Company's capital stock held directly or indirectly by them for an eighteen-month period following the closing of the Private Placement, unless it is approved otherwise by Access America Investments, LLC.

(8)	Related Party Balances and Transactions

During the years ended December 31, 2010, the Company loaned a total amount of $115,163 and, on a non-interest bearing basis, to an affiliated company, which is owned by the Company’s shareholders, Mr. Ming Zhou Tan (“Mr. Tan”) and Ms. Hong Yu Du (“Ms Du”). Also, during the year ended December 31, 2010, through a restructuring process, Jiangmen Wealth paid $74,705 and $463,160 on behalf of Mr. Tan and Ms. Du to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shainxi Wealth, respectively. Upon completion of this restructuring, the remaining 38% of Shainxi Wealth was owned by Mr. Tan who assigned all the ownership rights including voting rights to Jiangmen Wealth.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth and its subsidiaries after this restructuring.

For the year ended December 31, 2008, the Company made aggregate non-interest loans to Mr. Tan, the Chairman and shareholder, Mr. Du, the Chief Financial Officer and shareholder and Miss Jiang Jun Pan (“Miss Pan”), the director and shareholder a total amount of $8,045,041. There was no repayment from the related parties during the year of 2008. As of December 31, 2008, the total outstanding balance due from the related parties was $8,045,041.

During the year ended December 31, 2009, the Company made additional non-interest loans to Mr. Tan, Mr. Du and Mr. Pan a total amount of $8,065,029. On December 30, 2009, the Company declared and paid dividends to Mr. Tan, Ms. Du, and Miss Pan in the amount of $17,359,844. The entire outstanding loans receivable from these shareholders was paid in full through this dividend, as well as the amount due from an affiliated company, and accordingly, the balance due from shareholders as of December 31, 2009 was $0.

In May 2010, Mr. Tan paid on behalf of the Company, cash collateral of $250,000, pursuant to the terms of the Convertible Note Payable Agreement (See Note 6).  The Company recorded the cash collateral as other current assets and payable to related party on the balance sheet. After the Convertible Note was converted to common shares on December 15, 2010, the collateral cash was released upon the term of Convertible Note Payable Agreement.

During the year ended December 31, 2010, the Company entered into a office lease agreement for its corporate offices in office space owned by Mr. Tan. The lease is for a term of 5 years and provides for monthly lease payments  of  $11,833 from January 1, 2011 to December 31, 2015.  The Company recognized no lease expense related to this office lease in its consolidated financial statements during the years ended December 31, 2010 or  2009. See Note 9.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Contingencies and Commitments

Risks Associated with Operations in the PRC

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the United States of America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Currency Risks Associated with RMB

The Company’s sales, purchases and expense transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the PRC current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

Potential Liability Related to Unpaid Social Insurance Premiums and Housing Provident Funds

Neither Jiangmen Wealth, Shanxi Wealth, nor Guizhou Yunfeng, our operating subsidiaries under the PRC laws, have paid social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. Management has calculated our exposure related to unpaid social insurance premiums and housing provident funds and believes the amount, including potential penalties is approximately $300,000 and such amount is accrued in the accompanying financial statements at December 31, 2010 and 2009.

Risks Associated with Mining

The Company is involved mineral exploration, development and production, activities that  involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations are subject to all of the hazards and risks inherent in these activities, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Asset Retirement Obligation

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s four mines, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment.

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Contingencies and Commitments, continued

Operating Leases

The Company leases certain office and marketing premises under non-cancelable operating leases. During 2010, the Company's leases for office space expired the Company entered into two new operating leases for office space. The Company's most significant operating lease is now in office space owned by Mr. Tan. (See Note 8). Lease expense under operating leases was $13,448 and $15,600 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 future minimum lease payments due under non-cancelable operating leases were as follows:

Year ending December 31,	Amount

2011	$153,379
2012	144,086
2013	142,001
2014	142,001
2015	142,001

$723,468

(10)	Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has three operating segments identified by manufacturing facility and each segment is operated in a separate subsidiary. The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items. The operations and product produced by the Company's various segments are as follows:

•
Jiangmen Wealth Water produces water purification agents for specific industrial uses such as the  treatment of waste water from paper mills, decolorization agent to treat waste water that contains active dyes, acid dyes and direct dyes produced in the textile and printing industry, and other industry specific water purification applications. The Company uses HAC powder produced by the Guizhou Yefeng segment in the production of its water purification agents.

•
Guizhou Yefeng produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is used by  Jiangmen Wealth Water in the production of its water purification agents and is also sold to outside customers for waste water treatment.

•	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

•	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Segment Information, continued

As of and for the year ended December 31, 2010

	Jiangmen	Guizhou	Shanxi	Eliminations
	Wealth Water	Yefeng	Wealth	and Other	Total

Revenue, net	$25,764,665	$8,788,805	$18,874,533	$(4,981,443)	$48,446,560
Cost of good sold	14,557,766	4,887,384	10,565,104	4,981,443	25,028,811

Gross profit	11,206,899	3,901,421	8,309,429	-	23,417,749

Selling and marketing	750,478	199,269	572,439	-	1,522,186
General and administrative	1,752,312	565,200	982,756	-	3,300,368

Income from operations	$8,704,109	$3,136,952	$6,754,234	$-	$18,595,295

Current assets	$15,269,813	$5,710,432	$10,058,636	$6,532,482	$37,571,363
Property, plant and
equipment, land use and
mining rights	2,676,023	5,097,031	7,390,845	-	15,163,899

Total assets	$17,945,836	$10,807,463	$17,449,481	$6,532,482	$52,735,262

Current liabilities	$1,520,551	$568,738	$1,124,500	$324,361	$3,538,150
Deferred income taxes	-	126,895	78,183	-	205,078

Total liabilities	1,520,551	695,633	1,202,683	324,361	3,743,228
Shareholders' equity	16,425,285	10,111,830	16,246,798	6,208,121	48,992,034

Total liabilities and
shareholders' equity	$17,945,836	$10,807,463	$17,449,481	$6,532,482	$52,735,262

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Segment Information, continued

As of and for the year ended December 31, 2009

	Jiangmen	Guizhou	Shanxi	Eliminations
	Wealth Water	Yefeng	Wealth	and Other	Total

Revenue, net	$20,947,376	$7,131,627	$14,953,958	$(4,057,000)	$38,975,961
Cost of good sold	12,190,095	3,930,207	8,640,298	(4,057,000)	20,703,600

Gross profit	8,757,281	3,201,420	6,313,660	-	18,272,361

Selling and marketing	810,997	183,020	460,037	-	1,454,054
General and administrative	1,111,263	358,126	782,494	-	2,251,883

Income from operations	$6,835,021	$2,660,274	$5,071,129	$-	$14,566,424

Current assets	$7,929,257	$2,635,702	$3,642,809	$-	$14,207,768
Property, plant and
equipment, land use and
mining rights	2,792,576	5,267,931	7,761,408	-	15,821,915
Other assets	-	-	-	-	-

Total assets	$10,721,833	$7,903,633	$11,404,217	$-	$30,029,683

Current liabilities	$676,381	$511,115	$803,244	$-	$1,990,740
Deferred income taxes	-	110,607	86,712	-	197,319

Total liabilities	676,381	621,722	889,956	-	2,188,059
Shareholders' equity	10,045,452	7,281,911	10,514,261	-	27,841,624

Total liabilities and
shareholders' equity	$10,721,833	$7,903,633	$11,404,217	$-	$30,029,683

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Quarterly Financial Information

Following is summarized statement of operations information for each quarterly period in the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue, net	$8,878,511	$12,568,165	$14,578,237	$12,421,647	$48,446,560
Cost of good sold	4,667,887	6,439,596	7,441,199	6,480,129	25,028,811

Gross profit	4,210,624	6,128,569	7,137,038	5,941,518	23,417,749

Selling and marketing	(309,155)	(349,487)	(474,840)	(388,704)	(1,522,186)
General and administrative	(563,910)	(796,558)	(760,004)	(1,793,308)	(3,913,780)

Income from operations	3,337,559	4,982,524	5,902,194	3,759,506	17,981,783

Other income (expense)	11,560	14,232	(115,728)	(1,930,009)	(2,019,945)

Income before provision
for income taxes	3,349,119	4,996,756	5,786,466	1,829,497	15,961,838

Provision for income taxes	(837,279)	(1,249,431)	(1,448,486)	(1,152,979)	(4,688,175)

Net income	$2,511,840	$3,747,325	$4,337,980	$676,518	$11,273,663

Net income ( loss) per
share - basic and fully
Diluted	$0.10	$0.14	$0.16	$0.03	$0.43

Weighted average number
of common shares out-
standing - basic and
fully diluted	25,995,150	25,995,150	25,995,150	26,302,376	26,042,670

Following is summarized balance sheet  information for each quarterly period in the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Current assets	$17,705,213	$23,403,698	$28,338,090	$37,571,363
Property, plant and
equipment, land use and
mining rights	15,558,810	15,322,971	15,259,616	15,163,899

Total assets	$33,263,723	$38,726,669	$43,597,706	$52,735,262

Current liabilities	$2,706,036	$4,147,298	$4,316,219	$3,538,150
Deferred income taxes	197,319	197,319	197,319	205,078

Total liabilities	2,903,355	4,344,617	4,513,538	3,743,228
Shareholders' equity	30,360,368	34,382,052	39,084,168	48,992,034

Total liabilities and
shareholders' equity	$33,263,723	$38,726,669	$43,597,706	$52,735,262

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Quarterly Financial Information

Following is summarized statement of operations information for each quarterly period in the year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue, net	$7,283,134	$10,187,507	$11,997,025	$9,508,295	$38.975,961
Cost of good sold	3,935,171	5,405,595	6,340,877	5,021,957	20,703,600

Gross profit	3,347,963	4,781,912	5,656,148	4,486,338	18,272,361

Selling and marketing	(307,273)	(367,006)	(381,157)	(398,618)	(1,454,054)
General and administrative	(525,479)	(570,213)	(515,803)	(640,388)	(2,251,883)

Income from operations	2,515,211	3,844,693	4,759,188	3,447,332	14,566,424

Other income (expense)	8,430	10,838	11,561	12,820	43,649

Income before provision
for income taxes	2,523,641	3,855,531	4,770,749	3,460,152	14,610,073

Provision for income taxes	(630,910)	(963,883)	(1,192,687)	(865,038)	(3,652,518)

Net income	$1,892,731	$2,891,648	$3,578,062	$2,595,114	$10,957,555

Net income ( loss) per
share - basic and fully
Diluted	$0.07	$0.11	$0.14	$0.10	$0.42

Weighted average number
of common shares out-
standing - basic and
fully diluted	25,955,150	25,955,150	25,955,150	25,955,150	25,955,150

Following is summarized balance sheet  information for each quarterly period in the year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Current assets	$13,158,429	$16,943,830	$17,278,142	$14,207,768
Property, plant and
equipment, land use and
mining rights	16,652,646	16,398,267	16,119,625	15,821,915
Other assets	16,954	33,817	-	-

Total assets	$29,828,029	$33,375,914	$33,397,767	$30,029,683

Current liabilities	$2,513,342	$3,167,897	$3,245,161	$1,990,740
Deferred income taxes	197,319	197,319	197,319	197,319

Total liabilities	2,710,661	3,365,216	3,442,480	2,188,059
Shareholders' equity	27,117,368	30,010,698	29,955,287	27,841,624

Total liabilities and
shareholders' equity	$29,828,029	$33,375,914	$33,397,767	$30,029,683

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 15, 2010, by and among China Growth Corporation, Wealth Environmental Protection Group, Inc., and Wealth Environmental Protection Shareholders Group. (2)
3.1	Amended and Restated Memorandum of Association of the Company (1)
4.1	Form of Warrant (2)
10.1	Form of Subscription Agreement (2)
10.2	Make Good Escrow Agreement, dated December 15 2010. (2)
10.3	Holdback Escrow Agreement, dated December 15, 2010. (2)
10.4	Investor Relations Escrow Agreement, dated December 15, 2010. (2)
10.5	Form of Lockup Agreement between Star Prince Limited and China Growth Corp. (2)
10.6	Form of Lockup Agreement between shareholder set forth therein and China Growth Corp. (2)
10.7	Exclusive Business Cooperation Agreement between Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd. and Jiangmen Wealth Water Purifying Agent Co, Ltd., dated September 29, 2010. (2)
10.8	Equity Interest Pledge Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.9	Exclusive Option Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.10	Power of Attorney by Mingzhuo Tan, dated September 29, 2010 (2)
10.11	Equity Interest Pledge Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.12	Exclusive Option Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.13	Power of Attorney by Hongyu Du, dated September 29, 2010 (2)
10.14	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Foshan Hui Yong Chemical trade Co., Ltd., dated January 1, 2010. (2)
10.15	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Taishan Da Kang Chemical trade Co., Ltd., dated January 1, 2010 (2)
10.16	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Shenzhen Lan Bo Shi Science & Technology Co., Ltd., dated January 1, 2010 (2)
10.17	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangdong Yi Da Textile Co., Ltd., dated January 1, 2010 (2)
10.18	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Anhui Guo Zhen Environmental Protection and Energy Conservation Technology Joint Stock Co., Ltd., dated January 1, 2010. (2)
10.19	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangzhou Papermaking Joint Stock Co., Ltd., dated January 1, 2010 (2)
10.20	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangdong Chun Yan Textile Co., Ltd., dated January 1, 2010 (2)
10.21	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Nanchang Heng Sheng Chemical Trade Co., Ltd., dated January 1, 2010 (2)
10.22	Purchase Agreement between Shanxi Wealth and Hainan Yijin Environmental Limited Co., dated December 23, 2009 (2)
10.23	Purchase Agreement between Shanxi Wealth and Dongying Jiali Chemical Limited Co., dated December 23, 2009 (2)
10.24	Purchase Agreement between Shanxi Wealth and Camela Chemical (Yixin) Limited Co., dated December 23, 2009 (2)
10.25	Purchase Agreement between Shanxi Wealth and Kunming Dianchi Chemicals Limited Co., dated December 23, 2009 (2)
10.26	Purchase Agreement between Shanxi Wealth and Jiaozuo Elfek Chemicals Limited Co., dated December 23, 2009 (2)
10.27	Technology Development Agreement between Jiangmen Wealth Water and Tongji University., dated October 9, 2003 (3)
10.28 10.39	Secured Note Purchase Agreement (3) Senior Preferred Secured Note No. 1(4)
10.30 10.31 10.32 10.33
Senior Preferred Secured Note No. 2(4)
Share Transfer Agreement between Mingzhuo Tan and Jiangmen Wealth Water dated December 27, 2010 (5)
Lease between Mingzhuo Tan and Jiangmen Wealth Water Water dated December 31, 2010 (5)
Form Extraction Entrusting Contract (4)

31.1 32.1 99.4 99.5 99.6 99.7
Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
 Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
Guizhou  Limestone Mining License (4)
Guizhou Bauxite Mining License (4)
Shanxi Limestone Mining License (4)
Shanxi Bauxite Mining License (4)

(1) Incorporated herein by reference to the Company’s Registration Statement on Form 10 filed on December 4, 2006

(2) Incorporated herein by reference to the Company’s current report on Form 8-K filed on December 21, 2010

(3) Incorporated herein by reference to the Company’s current report on the amendment No. 1 to Form 8-K filed on February 28, 2010

(4) Incorporated herein by reference to the Company’s current report on amendment No. 2 to Form 8-K filed on April 15, 2010

(5) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Growth Corporation

Date: April 15, 201	By:	/s/ Mingzhuo Tan
Mingzhuo Tan
Chief Executive Officer, President and Chairman of the Board of Directors

Date: April 15, 2011	By:	/s/ Patrick S.H. Chan
Patrick S.H. Chan
Interim Chief Financial Officer and
Interim Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingzhuo Tan	Chief Executive Officer, President and	April 15, 2011
Mingzhuo Tan	Chairman of the Board of Directors

/s/ Patrick S.H. Chan	Interim Chief Financial Officer and	April 15, 2011
Patrick S.H. Chan	Interim Principal Accounting Officer