Form 10-Q
period 2011-03-31
China Growth CORP
filed 2011-05-16
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

CHINA GROWTH CORPORATION
(Exact name of registrant as specified in Charter)

Cayman Islands	000-52339	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

#99 Jianshe Road 3, Pengjiang District, Jiangmen City
Guangdong Province, 529000
People’s Republic of China
 (Address of Principal Executive Offices)
 _______________

 (86) (750) 395-9988
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011: 27,951,700 ordinary shares, par value $0.000128 per share.

CHINA GROWTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
		PAGE
Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 6.	Exhibits	27

SIGNATURES		28

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Growth Corporation and its consolidated subsidiaries, Wealth Environmental Protection, Wealth Environmental, Jiangmen Huiyuan, and its variable interest entities, Jiangmen Wealth Water, Guizhou Yufeng, and Shangxi Wealth.

In addition, unless the context otherwise requires and for the purposes of this report only
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd., a PRC limited company;
•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd ., a wholly foreign owned enterprise organized under the PRC laws;
•	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
•	“Operating Company or Operating Companies” refers to Jiangmen Huiyuan, Jiangmen Wealth Water, Guizhou Yufeng and Shangxi Wealth;
•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Shanxi Wealth” refers to Shangxi Wealth Aluminate Materials Co., Ltd., a PRC limited company;
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
•	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
•	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2011	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 – 20

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011 (UNAUDITED)	2010
ASSETS

Current assets:
Cash and cash equivalents	$41,256,204	$33,910,457
Restricted cash	1,620,000	2,287,203
Accounts receivable	1,779,369	655,242
Inventories	1,196,220	697,518
Other	14,075	20,943

Total current assets	45,865,868	37,571,363

Property, plant and equipment and land and mining rights, net	14,984,658	15,163,899

Total assets	$60,850,526	$52,735,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,870,300	$704,166
Accrued expenses	775,019	1,299,042
Other payable	304,526	14,070
Value added taxes payable	907,237	389,053
Other taxes payable	124,554	25,907
Income tax payable	1,688,073	1,105,912

Total current liabilities	6,669,709	3,538,150

Deferred income taxes	279,113	205,078

Total liabilities	6,948,822	3,743,228

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 634,338 shares
issued and outstanding on March 31, 2011 and December 31, 2010	81	81
Common stock: $0.000128 par value, 39,062,500
shares authorized, 27,951,700 shares issued
and outstanding on March 31, 2011 and December 31, 2010	3,578	3,578
Additional paid-in capital	24,283,198	24,283,198
Accumulated other comprehensive income	4,892,329	4,603,589
Retained earnings (the restricted portion of retained earnings
is $496,396 on March 31, 2011 and December 31, 2010)	24,722,518	20,101,588

Total shareholders' equity	53,901,704	48,992,034

Total liabilities and shareholders’ equity	$60,850,526	$52,735,262

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net revenue	$16,760,970	$8,878,511
Cost of goods sold	8,510,190	4,667,887

Gross profit	8,250,780	4,210,624

Operating expenses:
Selling and marketing	507,409	309,155
General and administrative	1,046,598	563,910

Total operating expenses	1,554,007	873,065

Income from operations	6,696,773	3,337,559

Other income (expenses):
Research and development	(136,959)	-
Interest income	28,268	11,560

Total other expenses	(108,691)	11,560
	6,588,082	3,349,119
Income before provision for income taxes

Provision for income taxes	1,677,078	837,279

Net income	4,911,004	2,511,840

Other comprehensive income - foreign currency
translation adjustments	288,738	5,631

Comprehensive income	$5,199,742	$2,517,471

Net income per common share - basic and diluted	$0.18	$0.10

Weighted average number of common shares outstanding -
basic and diluted	27,951,700	25,995,150

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of
January 1, 2010	-	$-	25,955,150	$3,322	$15,072,648
Capital contribution	-	-	-	-	-
Sale of preferred stock	634,338	81	-	-	6,671,950
Beneficial conversion
feature associated
with convertible
Debt	-	-	-	-	500,000
Common stock issued
in conversion of debt	-	-	998,275	128	499,872
Common stock issued
for services	-	-	998,275	128	1,538,728
Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
Adjustments	-	-	-	-	-

Balance as of
December 31, 2010	634,338	81	27,951,700	3,578	24,283,198

Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
Adjustments	-	-	-	-	-

Balance as of
March 31, 2011	634,338	$81	27,951,700	$3,578	$24,283,198

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Accumulated
	Other				Total
	Comprehensive	Due From	Retained Earnings		Shareholders'
	Income	Shareholders	Restricted	Unrestricted	Equity

Balance as of
January 1, 2010	$3,291,703	$(7,000)	$496,396	$8,984,555	27,841,624
Capital contribution	-	7,000	-	-	7,000
Sale of preferred stock	-	-	-	-	6,672,031
Beneficial conversion
feature associated
with convertible
debt	-	-	-	-	500,000
Common stock issued
in conversion of debt	-	-	-	-	500,000
Common stock issued
for services	-	-	-	-	1,538,856
Dividends paid	-	-	-	(653,028)	(653,028)
Net income	-	-	-	11,273,663	11,273,663
Other comprehensive
income - foreign
currency translation
adjustments	1,311,888	-	-	-	1,311,888

Balance as of
December 31, 2010	4,603,591	-	496,396	19,605,190	48,992,034
Dividends declared	-	-	-	(290,072)	(290,072)
Net income	-	-	-	4,911,004	4,911,004
Other comprehensive
income - foreign
currency translation
adjustments	288,738	-	-	-	288,738

Balance as of
March 31, 2011	$4,892,329	$-	$496,396	$24,226,122	$53,901,704

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Year Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,911,004	$2,511,840
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	313,881	268,809
Deferred income taxes	74,035	-
Changes in operating assets and liabilities:
Accounts receivable	(1,119,958)	(638,599)
Inventories	(494,264)	(38,763)
Other assets	6,868	-
Accounts payable	2,161,653	655,835
Other accrued liabilities	(532,289)	(52,584)
Value added taxes payable	515,708	166,971
Other taxes payable	98,482	(44,189)
Income tax payable	575,124	(11,051)
Net cash provided by operating activities	6,510,244	2,818,269

Cash flows from/ (used) investing activities:
Purchase of property, equipment and improvement	(39,164)	(478)
Release from restricted cash	667,203	-
Net cash from/ (used) for investing activities	628,039	(478)

Cash flows from financing activities:
Net cash used for financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	207,464	2,058

Net increase in cash and cash equivalents	7,345,747	2,819,849
Cash and cash equivalents at the beginning of year	33,910,457	12,722,568

Cash and cash equivalents at the end of period	$41,256,204	$15,542,417

Supplemental disclosure of cash flow information:
Income taxes paid	$1,677,078	$837,279

Non-cash investing and financing activities:
Decrease in balance of due from shareholders
through declaration and payment of dividend	$290,072	$-

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental	British Virgin		100% Owned	Holding Company
Protection Group, Inc	Islands
(“WEP”)	June 3, 2010

Wealth Environmental	Hong Kong -	$-	100% Owned	Holding Company
Technology Holding Ltd.	June 18, 2010
("Wealth Technology")
Hong Kong

Jiangmen Huiyuan	Peoples Republic	$-	100% Owned -	Holding Company
Environmental Protection	Of China (“PRC”)		Wholly
Technology Consultancy Co.	July 22, 2010		Foreign
("Jiangmen Huiyuan")			Owned Entity
Jiangmen, Guandong Province			("WFOE)

Jiangmen Wealth Water	PRC	$4,049,060	100% Control	Manufacturing of water
Purifying Agent Co., Ltd	April 25, 2003		Through	purifying agents
("Jiangmen Wealth Water")			Contractual
Jiangmen, Guandong Province			Arrangements

Guizhou Yufeng Melt Co.,	PRC	$4,233,854	100% Control	Manufacturer of HAC
Ltd. ("Guizhou Yufeng")	March 25, 2005		Through	Powder using bauxite
Guizhou Provincre			Contractual	and limestone from mines
			Arrangements	controlled under mining
rights agreements

Shangxi Wealth Aluminate	PRC	$6,786,056	100% Control	Manufacturer of HAC
Materials Co., Ltd	April 8, 2004		Through	Powder using bauxite
Shangxi Province			Contractual	and limestone from mines
			Arrangements	controlled under mining
rights agreements

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation, continued

On September 29, 2010, Jiangmen Huiyuan entered into a series of contractual agreements with Jiangmen Wealth Water, and its shareholders, in which Jiangmen Huiyuan effectively assumed management of the business activities of Jiangmen Wealth Water and has the right to appoint all executives and senior management and the members of the board of directors of Jiangmen Wealth Water. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Equity Interest Pledge Agreement and Power of Attorney, through which Jiangmen Huiyuan has the right to provide exclusive complete business support and technical and consulting service to Jiangmen Wealth Water for an annual fee in the amount of Jiangmen Wealth Water’s yearly net profits after tax. Additionally, Jiangmen Wealth Water’s shareholders have pledged their rights, titles and equity interest in Jiangmen Wealth Water as security for Jiangmen Huiyuan to collect consulting and services fees provided to Jiangmen Wealth Water through an Equity Pledge Agreement. In order to further reinforce Jiangmen Huiyuan’s rights to control and operate Jiangmen Wealth Water, the shareholders of Jiangmen Wealth Water have granted Jiangmen Huiyuan the exclusive right and option to acquire all of their equity interests in Jiangmen Wealth Water through an Exclusive Option Agreement.

Jiangmen Wealth Water owns all of the issued and outstanding capital stock of Guizhou Yufeng, and Shanxi Wealth. During the years ended December 31, 2009 and 2008, Mr. Tan and his spouse, Ms. Hong Yu Du (“Ms. Du”) directly or through an affiliated company, had controlling equity interests in Jiangmen Wealth Water, Guizhou Yufeng and Shanixi Wealth.   In August and September 2010, through a restructuring process, Jiangmen Wealth Water paid $74,705 and $463,160 to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shainxi Wealth, respectively. On December 27, 2010 the Company acquired the remaining 38% equity interest of Shainxi Wealth owned by Mr. Tan through declared a dividend payable of $290,072 to Mr. Tan on Jan 3, 2011.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth Water and its subsidiaries after this restructuring.

Based on Jiangmen Huiyuan’s contractual relationship with Jiangmen Wealth, the Company has determined that a variable interest entity has been created and therefore Jiangmen Wealth is considered a consolidated subsidiary of the Company. Additionally, because all of the companies are currently under common control, the series of agreements and restructurings referred to above has been accounted for as a reorganization of the entities and the financial statements have been prepared as if the reorganization had occurred retroactively.  Accordingly these financial statements present the consolidated operating results, assets and liabilities of Wealth and its subsidiaries, which are collectively referred to as the "Company"..

The Company produces and sells water purifying agents and high-performance aluminate calcium (HAC) powder, the core ingredient of its water purifying agents in China

(2)	Summary of Significant Accounting Policies

The Consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Consolidated Financial Statements

These financial statements present the consolidated accounts of Wealth and its subsidiaries, Wealth Technology, Jiangmen Huiyan, Jiangmen Wealth Water, Guizhou Yunfeng and Shanxi Wealth, which are collectively referred to as the "Company". This presentation is based upon the retroactive treatment of series of agreements and restructurings of companies under common control as described in Note 1.

 All inter-company transactions and balances have been eliminated in preparation of the Consolidated financial statements.

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Following SFAS No. 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, FASB Interpretations, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  The Company adopted SFAS No. 168 for the year ended December 31, 2009, and the Company will provide reference in its financial statements to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Segments

For the periods ended March 31, 2011 and 2010, the operations of the Company's operations have been broken down into segment based on production facility, in the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company's segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company's operations in the PRC use the local currency, Renminbi ("RMB"), as their functional currency, whereas amounts reported in the accompanying condensed combined/consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed combined/consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2011 and December 31, 2010 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

 The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of income and comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company’s main source of revenue is generated from sales of water purifying agents and high-performance calcium aluminates powder. The Company recognizes revenue when there is persuasive evidence of a sales arrangement, delivery and acceptance by the customer has occurred, the sales price is fixed or determinable, and collection is probable. Under the Company's typical sales terms for both water purifying agents and HAC the Company recognizes revenue when product is shipped from it's production facilities because shipments are made FOB shipping point with the customer bearing all shipping costs and title and risk of loss transferring to the customer upon shipment. Sales terms for water purifying agents and HAC do not include customer acceptance provisions, the right of return (unless the product is proven to be defective) or other post-delivery obligations. The Company has not experienced any significant returns associated  with defective product.

Value added taxes represent amounts collected on behalf of specific government agencies that require remittance of tax by specified dates. Value added taxes are collected at the time of sales and are detailed on invoices provided to customers. The Company accounts for value added taxes on a net basis. The Company recorded and paid sales related taxes based on a percentage of the value added taxes and reported the revenue net of the sales related taxes.

Major Customers

During the periods ended March 31, 2011 and 2010, there was no customer accounted for 10% or more of our net revenue.

Major Suppliers

During the periods ended March 31, 2011 and 2010, certain suppliers accounted for more than 10% of the Company's total net purchases as follows:

	Percentage of Total Purchases
	2011	2010

Supplier A	17.07%	14.47%
Supplier B	12.43%	11.92%

    Value-Added Tax (“VAT”)

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

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the periods at March 31, 2011 and 2010, with information related to the liability for uncollected or unremitted VAT at March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010

VAT billed to customers for sales during the period	$3,244,561	$1,685,781
VAT billed to the Company for purchases during the period	1,265,190	541,035

Net VAT due to the PRC for transactions during the period	1,979,371	1,144,746
Amount remitted to the PRC	(1,461,187)	(977,722)
Liability at beginning of year	389,053	335,787

Liability at March 31,	$907,237	502,811

Liabilities for taxes collected but not remitted at
March 31,	$648,696	$280,949
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC at March 31,	258,541	221,862

Total liability for VAT at March 31,	$907,237	$502,811

VAT is not included in revenue or cost of goods sold, but is recorded in accounts receivable and recognized as a net liability for unremitted amounts on the balance sheet. The amount of VAT collected on sales differs from the 17% expected amount due to intercompany sales for which VAT is reported. VAT included in accounts receivable was approximately $258,541 and $221,862 for the period ended March 31, 2011 and 2010, respectively.

New Accounting Pronouncements

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

(3)	Contractual Agreements

On September 29, 2010, Wealth, through its wholly owned subsidiary, Jiangmen Huiyuan entered into the following agreements with Jiangmen Wealth Water and the shareholders of Jiangmen Wealth Water and such agreements are summarized as follows:

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)   Contractual Agreements, continued

Exclusive Business Cooperation Agreement

Under the terms of the Exclusive Business Cooperation Agreement (“Cooperation Agreement”), Jiangmen Huiyuan has the exclusive rights to provide to Jiangmen Wealth Water complete technical support, technical and consulting services related to Jiangmen Wealth Water’s principal business.  Jiangmen Wealth Water cannot assign its rights under such agreement to another third party without Jiangmen Huiyuan’s consent. However Jiangmen Huiyuan must provide a written notification to Jiangmen Wealth Water of its intent to assign the agreement to a third party but does not need the consent of Jiangmen Wealth Water for such assignment.  Jiangmen Wealth Water agreed to pay an annual service fee to Jiangmen Huiyuan equal to 100% of the annual net income of Jiangmen Wealth Water. This agreement has a ten-year term, subject to renewal or early termination at the option of Jiangmen Huiyuan.

 Equity Pledge Agreements

Under the Equity Pledge Agreements entered into among Jiangmen Huiyuan, Jiangmen Wealth Water and the shareholders of Jiangmen Wealth Water, the two shareholders of Jiangmen Wealth Water pledged their equity interests in Jiangmen Wealth Water to guarantee Jiangmen Wealth Water’s performance of its obligations under the Exclusive Business Cooperation Agreement and pay the consulting and service fees when they become due.  If Jiangmen Wealth Water or any of its shareholders breaches his/her respective contractual obligations under the agreement, or upon the occurrence of an event of default, Jiangmen Huiyuan is entitled to certain rights, including the rights to dispose of the pledged equity interests.  In addition, the shareholders of Jiangmen Wealth Water agreed not to dispose of the pledged equity interests or take any actions that would prejudice Jiangmen Huiyuan’s interest. Each of the Equity Pledge Agreements is valid until all the service fee payments due under the Exclusive Business Cooperation Agreement have been fulfilled. Since the Exclusive Business Cooperation Agreement may be renewed at Jiangmen Huiyuan’s option, the equity pledge will remain in effect in the case when the Exclusive Business Cooperation Agreement is being renewed, and until all payments due under the Exclusive Business Cooperation are paid in full by Jiangmen Wealth Water.

Exclusive Option Agreements

Under the two Exclusive Option Agreements among Jiangmen Huiyuan, Jiangmen Wealth Water and the shareholders of Jiangmen Wealth Water, prior to any sale of equity interest of Jiangmen Wealth Water to Jiangmen Huiyuan, the shareholder of Jiangmen Wealth Water agreed to grant exclusive rights to Jiangmen Huiyuan to purchase the equity interests from the shareholders of Jiangmen Wealth Water at a price equal to the registered capital of the proportion of equity interest being purchased to the extent which is permitted by the relevant laws and regulations of the PRC.

Irrevocable Power of Attorney
Under the Irrevocable Power of Attorney, each of the shareholders of Jiangmen Wealth Water granted to Jiangmen Huiyuan the power to exercise all voting rights of such shareholdings in shareholders’ meetings, including, but not limited to, the power to determine the sale or transfer of all or part of such shareholder’s equity interest in, and appoint and elect the directors, the legal representative, chief executive officer and other senior management of Jiangmen Wealth Water. Upon the execution of this Power of Attorney, all the rights of shareholdings in Jiangmen Wealth Water have been assigned to Jiangmen Huiyuan.

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

 Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)   Contractual Agreements, continued

Subscription Agreement, continued

The maximum aggregate liquidated damages payable to each Subscriber under this Agreement is seven percent (7%) of the purchase price paid by such Subscriber pursuant to this Agreement. However, such liquidated damages payable in the event that the Registration Statement is not declared effective by the Effective Date will be waived, provided that (1) the Company has responded to all SEC comments on the Registration Statement and its amendments within twenty (20) business days of their respective receipt, which shall be extended to thirty (30) business days if the SEC response cannot be submitted because the Company is required to provide updated financial statements pursuant to Regulation S-X; and (2) if the Company is current with the filing of all periodic reports under the Exchange Act. Based on the terms of the registration payment arrangement, the Company could become subject to cash damages of up to 7% of the $6,672,031we raised under the Subscription Agreement or $467,042.

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

Make Good Escrow Agreement

In connection with the Private Placement, the Company entered into a Make Good Escrow Agreement (the " Make Good Escrow Agreement") with Star Prince, and Access America Investments, LLC as representative of the investors, pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split), to be held in favor of the investors in order to secure certain make good obligations. Under the Make Good Escrow Agreement, the Company established minimum after tax net income thresholds (as determined in accordance with GAAP and excluding any non-cash expenses and one-time expenses related to the reverse acquisition of WEP and the private placement transaction) of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors will be entitled to receive ordinary shares based upon a pre-defined formula agreed to between the parties. The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under US GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if US GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise. At March 31, 2011, no were due to investors under the Make Good Escrow Agreement.

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)   Contractual Agreements, continued

Holdback Escrow Agreement

In connection with the Private Placement, the Company entered into a holdback escrow agreement (the 'Holdback Escrow Agreement"), with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 will be released to the Company upon the hiring of a chief financial officer on terms acceptable to Access America Investments, LLC and $667,203 will be released to us upon appointment of the required independent directors to our board of directors. On March 1, 2011, the Company appointed the required independent directors to its board of directors and $667,203 fund held in escrow was released to the Company. At March 31, 2011, the funds remain in escrow under the Holdback Escrow Agreement was $1,500,000.

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

(4)	Inventories

A summary of inventories at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010

Raw Materials	$875,775	$469,793
Work in progress	43,848	39,991
Finished goods	276,597	187,734

	$1,196,220	$697,518

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Property, Plant and Equipment and Land and Mining Rights

A summary of property, plant and equipment and land and mining rights is as follows:
	March 31, 2011	December 31, 2010

Leasehold improvement	$3,220,750	$3,200,385
Production equipment	6,468,374	6,426,255
Furniture and fixtures	360,489	320,513
Automobiles	239,572	238,057
Land use rights	2,207,603	2,193,644
Mining rights	8,702,144	8,647,120

	21,198,932	21,025,974
Less: Accumulated depreciation	6,214,274	5,862,075

	$14,984,658	$15,163,899

Depreciation and amortization expense was $313,881 and $268,809 for the periods ended March 31, 2011 and 2010, respectively, as follows:

	2011	2010

Depreciation of plant, equipment and improvements	$170,378	$174,145
Amortization of land use rights	12,130	11,689
Amortization of mining rights	131,373	82,975

	$313,881	$268,809

At March 31, 2011 and December 31, 2010, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce:

•	300,000 tons of limestone, from which the calcium needed for production of its products is derived
•	350,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three months periods ended March 31, 2011 and 2010, the Company had production from its limestone and bauxite mines as follows (in tons):

	March 31, 2011	March 31, 2010

Limestone	24,501	15,813
Bauxite	59,069	38,122

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 (6)      Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2011 and 2010 because substantially all of the Company's operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of March 31, 2011, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of March 31, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 2010 and 2009, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2011 and 2010.  Following is a reconciliation of the Company’s income tax provision of $1,677,078and $837,279, for the periods ended March 31, 2011 and 2010, respectively,  to the expected US statutory rate of 34%:

	March 31, 2011			March 31, 2010
Description	Amount	Percent		Amount	Percent

Income taxes at US statutory rate applied to pretax income	$2,239,948	34.00%		$1,138,700	34.00%
Difference between US and PRC income tax rates	(603,748)	(9.16%	)	(301,421)	(9.00%	)
Increase in valuation allowance	40,878	0.62%		-	-

Income tax provision	$1,677,078	25.46%		$837,279	25.00%

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6) Income Taxes, continued

At March 31, 2011 and December 31, 2010, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

Description of Deferred Tax	2011	2010

Liability - Difference in basis of mining rights for
financial and tax reporting purposes	$(354,113)	$(280,078)
Asset - liability for social insurance premiums
and provident housing funds not yet deductable
for tax purpose	75,000	75,000

Net deferred tax liability	$(279,113)	$(205,078)

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

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

 (7)      Shareholders' Equity

    General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of March 31, 2011 and December 31, 2010 and the balance represents a fully funded General Reserve Fund:

Following is an analysis of the general fund by subsidiary at March 31, 2011 and December 31, 2010:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Related Party Balances and Transactions

For the three months ended March 31, 2011, the Company declared a dividend payable a total amount of $ 290,072 to Mr. Tan to acquire his remaining 38% equity interest in Shanxi Wealth.  The balance due to shareholder was $304,526 and $14,070 at March 31, 2011 and December 31, 2010, respectively .

During the year ended December 31, 2010, the Company entered into a office lease agreement for its corporate offices in office space owned by Mr. Tan. The lease is for a term of 5 years and provides for monthly lease payments of $11,833. For the three months ended March 31, 2011, the Company recognized approximately $36,000 lease expense related to this office lease in its consolidated financial statements.

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

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information, continued

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

As of and for the three months ended March 31, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Eliminations	Total

Revenue, net	$8,395,018	$3,352,569	$6,963,091	$(1,949,709)	$16,760,969
Cost of good sold	5,044,112	1,663,680	3,752,106	(1,949,709)	8,510,189

Gross profit	3,350,906	1,688,889	3,210,985	-	8,250,780

Selling and marketing	248,042	75,090	184,278		507,410
General and administrative	520,407	139,594	266,353	-	926,354

Income from operations	$2,582,457	$1,474,205	$2,760,354	$-	$6,817,016

Current assets	$18,718,401	$7,468,244	$13,266,034	$-	$39,452,679
Property, plant and
equipment, land use and
mining rights	2,673,889	5,038,055	7,272,713	-	14,984,657

Total assets	$21,392,290	$12,506,299	$20,538,747	$-	$54,437,336

Current liabilities	$3,612,374	$1,055,008	$1,987,516	$-	$6,654,898
Deferred income taxes	-	161,903	117,210	-	279,113

Total liabilities	3,612,374	1,216,911	2,104,726		6,934,011
Shareholders' equity	17,779,916	11,289,388	18,434,021	-	47,503,325

Total liabilities and
shareholders' equity	$21,392,290	$12,506,299	$20,538,747	$-	$54,437,336

Continued

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information, continued

As of and for the three months ended March 31, 2010

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Eliminations	Total

Revenue, net	$4,624,103	$1,643,582	$3,486,576	$(875,750)	$8,878,511
Cost of good sold	2,655,901	942,873	1,944,863	(875,750)	4,667,887

Gross profit	1,968,202	700,709	1,541,713	-	4,210,624

Selling and marketing	150,635	43,039	115,481		309,155
General and administrative	228,801	100,978	234,131	-	563,910

Income from operations	$1,588,766	$556,692	$1,192,101	$-	$3,337,559

Current assets	$9,904,028	$3,225,774	$4,575,411	$-	$17,705,213
Property, plant and
equipment, land use and
mining rights	2,738,984	5,190,308	7,629,218	-	15,558,510

Total assets	$12,643,012	$8,416,082	$12,204,629	$-	$33,263,723

Current liabilities	$1,707,856	$450,155	$548,025	$-	$2,706,036
Deferred income taxes	-	110,607	86,712	-	197,319

Total liabilities	1,707,856	560,762	634,737		2,903,355
Shareholders' equity	10,935,156	7,855,320	11,569,892	-	30,360,368

Total liabilities and
shareholders' equity	$12,643,012	$8,416,082	$12,204,629	$-	$33,263,723

(12)	Subsequent Events

Subsequent events have been evaluated through May 16, 2011 which is the date the financial statements were issued.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Company Overview

We are a leading producer and distributer of water purifying agent and High-performance Aluminate Calcium (HAC) powder, the core component of water purifying agent. We manufactured and distributed approximately 180,000 and 235,000 tons water purifying agent and 178,000 and 227,000 tons of high calcium aluminates powder for the past two years. Our products are distributed in the southern, south-western, mid-eastern, and eastern part of China. We supply water purifying products for industries such as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water.

Our products are manufactured and distributed by our operating companies. Jiangmen Wealth Water, our operating company, is engaged in the production and sale of water purifying agents. Water purifying agent’s raw material is HAC powder, which is exclusively supplied by Guizhou Yufeng, a wholly owned subsidiary of Jiangmen Wealth Water. Although Guizhou Yufeng sells HAC powder to third party customers, it prioritizes the supply to Jiangmen Wealth Water over third party customers and ensures that its supply meets the demand of Jiangmen Wealth Water before products being sold to other customers. Shanxi Wealth also manufactures HAC powder and distributes all of its products to third party customers. HAC powder’s raw materials are aluminates ore and limestone from, respective obtained from their self-owned mines.

Results of Operations

The following table shows key components of our results of operations during the three months ended Marche 31, 2011 and 2010, in both dollars and as a percentage of our total sales.

	For The Three Months Ended March 31,
	2011		2010
	Dollars	Percentage of Total Sales	Dollars	Percentage of Total Sales
Revenue, net of sales discount	$16,760,970	100%	$8,878,511	100%
Cost of goods sold	8,510,190	50.77%	4,667,887	52.58%
Gross profit	8,250,780	49.23%	4,210,624	47.42%
Operating expenses:
Selling and marketing	507,409	3.03%	309,155	3.48%
General and administrative expenses	1,046,598	6.24%	563,910	6.35%
Total operating expenses	1,554,007	9.27%	873,065	9.83%
Income from operations	6,696,773	39.95%	3,337,559	37.59%
Interest income	28,268	0.17%	11,560	0.13%
Research and development	(136,959)	0.82%	-	-%
Income before provision for income taxes	6,588,082	39.31%	3,349,119	37.72%
Provision for income taxes	1,677,078	10.01%	837,279	9.43%
Net income	4,911,004	29.30%	2,511,840	28.29%
Other comprehensive income -- Foreign currency translation adjustments	288,738	1.72%	5,631	0.06%
Comprehensive income	$5,199,742	31.02%	$2,517,471	28.35%

Revenue:

Revenue increased by $7,882,459 or 88.78%, from $8,878,511 in the three months ended March 31, 2010 to $16,760,970 in the three months ended March 31, 2011. The increase in revenue for the first quarter was primarily due to the increase in strong demands combined with the increase in prices of our products. We believe the addition of one new sales agent in the first quarter of 2011, which has led to an engagement of a new customer, has also contributed to the increase in the revenue.

Our revenue from sales of water purifying agents for the three months ended March 31, 2011 was $8,395,018 and for the three months ended March 31, 2010 was $4,624,103, representing an increase of $3,770,915 or approximately 81.55%.  This increase for the three months in our revenue from sales of water purifying agents primarily represents (i) increase of sales of water purifying agents from approximately 17,893 tons in 2010 to 33,811 tons in 2011; and (ii) direct sales from 24,212 tons in 2010 to 34,491 tons in 2011.

Our revenue from sales of HAC powder for the three months ended March 31, 2011 was $8,365,952 and for the three months ended March 31, 2010 was $4,254,408, representing an increase of $4,111,544 or approximately 96.64%. This increase primarily represents (i) increase of sales from approximately 31,288 tons in 2010 to 47,010 tons in 2011, and (ii) direct sales from 11,400 tons in 2010 to 18,678 tons in 2011.

Cost of Goods Sold:

Cost of goods sold increased by $3,842,303, or 82,31%, from $4,667,887 in the three months ended March  31, 2010 to $8,510,190 in the three months ended March  31, 2011. The increase in the cost of goods sold was mainly due to the increase in sales of our products.

Cost of goods sold from sales of water purifying agents for the three months ended March 31, 2011 were $3,094,403 an increase of $1,314,252, or 73.83%, from $1,780,151 for the same period in 2010. As a percentage of total net sales, cost of goods sold from sales of water purifying agents 36.86% and 38.50% for the three months ended March 31, 2011 and 2010, respectively. The increase of cost of goods sold from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents.

Cost of goods sold from sales of HAC powder for the three months ended March 31, 2011 were $5,415,787 increase of $2,528,051 or 87.54%, from $2,887,736 for the same period in 2010. As a percentage of total net sales, cost of goods sold from sales of HAC powder approximated 64.74% and 67.88% for the three months ended March 31, 2011 and 2010, respectively. The increase of cost of goods sold from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of HAC powder.

Gross profit and Gross Profit Margin:

Our gross profit increased by $4,040,156 or 95.95%, from $4,210,624 in the three months ended March 31, 2010 to $8,250,780 in the three months ended March 31, 2011. Our gross profit margin (gross profit divided by sales revenue) increased from 47.42% in 2010 to 49.23% in 2011. The increase of gross margin was attributable to the price rise of our products and remaining the lower increase of our cost of goods sold caused by our competitiveness and improvement of management.

Selling and Marketing Expenses:

Our selling and marketing expenses were $507,409 for the three months ended March 31, 2011 as compared to $309,155 for the three months ended March 31, 2010, representing an increase of $198,254 or 64.13%. The substantial increase in our selling and marketing expenses in 2011 was primarily attributable to increase in our marketing activities and contracting fees.

General and Administrative Expenses:

Our general and administrative expenses were $1,046,598 for the three months ended March 31, 2011 as compared to $563,910 for the three months ended March 31, 2010, representing an increase of $482,688 or 85.60%. The increase in our general and administrative expenses was primarily attributable to the increase of professional expense relative to being a public reporting company in United States. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a public reporting company in the United States.
Other income (Expense):

Our other expenses were $(108,692) for the three months ended March 31, 2011 as compared to $11,560 income for the three months ended March 31, 2010. The increase in our other expense was primarily attributable to the increase of R&D expense of $136,969 relative to develop new products. We expect to continue to increase our research and development efforts to enhance our competitiveness.

Net Income:

Net income was $4,911,004 in the three months ended March 31, 2011 with an increase of $2,399,164 or 95.51% compared to $2,511,840 reported in the three months ended March 31, 2010.  The reason that our net income increased quickly is primarily due to the strong demand of our products and our marketing efforts

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $41.3 millions as of March 31, 2011, as compared to $33.9 millions as of December 31, 2010. In addition, we also had approximately $1.6 millions in restricted cash as of March 31, 2010, as compared to $2.3 million as of December 31, 2010. Our restricted cash is held by AAI as a security deposit for hiring a qualified CFO and IR firm and holding shareholders meeting.  The restricted fund will be released when we meet the requirement above. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $39.2 millions and $34.0 millions as of March 31, 2011 and December 31, 2010, respectively. The increase of working capital was primarily due to the increase in cash caused by our business growth.

Our accounts receivable has been a small portion of our current assets, representing $1.8 million and $0.7 million, or 3.9% and 1.7% of current assets, as of March 31, and December 31, 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during the year ended March 31, 2011 and December 31, 2010. As of March 31, 2011, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the year ended March 31, and December 31, 2010.

As of March 31, 2010, inventories amounted to $1.2 million, compared to $0.7 million as of December 31, 2010. We have experienced increased sales volume annually; however, our supplier is steady and we own the mines providing raw materials. We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

On December 15, 2010, the Company obtained financing of $6,672,031 in a private placement. We used the proceeds from the private placement to provide working capital, production capacity expansion, technology and product research and development,  and basic research and application product development..

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $45,674, and $343,192 for the period ended March 31, 2011 and December 31, 2010, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

We do not have a present plan with respect to steps to expand our production or a reasonable estimate of the capital expenditures associated with the expansion.

Cash Flow

Net cash provided by operating activities was $6.5 millions for the three months ended March 31, 2011, compared to net cash provided in operating activities of $2.8 millions for the three months ended March 31, 2010. The increase in net cash provided in operating activities was primarily due to an increase in our sales, accounts payable and other payable. Our increase in net cash provided in operating activities for the year ended March 31, 2011 was partially offset by an increase in cash used in inventory and accounts receivable.

Investing activity during the years ended March 31, 2011 and 2010 included the purchasing of equipment and releasing of restricted cash, which resulted in net cash provided in investing activities of $628,039 for the three months ended March  31, 2011, compared to net cash used in investing activities of $478 for the three months ended March  31, 2010. The increase in net cash provided in investing activities was primarily due to the release of restricted cash hold by AAI.

We had no financing activities during the three months ended March 31, 2011 and 2010.

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

Reconciliation of the Effect of Exchange Rates on Cash and Cash Equivalents

Our cash accounts are denominated in RMB and the absolute amount of RMB that we hold is unaffected by the change in the exchange rate of the RMB, our functional currency,  as compared to the US Dollar, our reporting currency. The effect of exchange rate changes on cash represents changes in the value of our cash accounts because the USD to RMB exchange rate has changed during the reporting period. When the USD declines in value versus the RMB, the translation of our financial statements at year end exchange rates yields an increase in the reported amount of cash in USD, and such increase is not attributable to our operations, investing activities or financing activities. This following table sets forth such increase in the reported amount of cash in USD for the period reported.

	Three Months Ended March 31,
	2011	2010

Cash and cash equivalents in US Dollars at:
End of reporting period (A)	$41,256,204	$15,542,457
Beginning of reporting period (B)	33,910,457	12,722,568

Increase during the period (A)-(B)=(C)	$7,345,747	$2,819,889

Currency exchange rate RMB/USD:
Period end exchange rate (D)	6.5501	6.8161
Period beginning exchange rate (E)	6.5918	6.8172
Period average exchange rate(F)	6.5716	6.8193

Percentage increase in value during the period (E)/(D)=(G)	0.63%	0.02%
Percentage increase in average/ending exchange (F)/(D)=(H)	0.32%	0.05%

Increase in opening cash as a result of decline in USD=(G)x(B)	$213,635	$2,545
Increase in value of changes in cash as a result of decline in USD=(H)x(C)	23,506	1,410
Effect of variations on value of cash	(29,678)	(1,896)

Effect of exchange rates on cash and cash equivalents	$207,463	2,059

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

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market risk.

Not applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and interim Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms due to a material weakness consisting of a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.  This material weakness could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GROWTH CORPORATION

Dated: May 16, 2011	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly authorized officer and principal executive officer)

Dated: May 16, 2011	By:	/s/ Patrick S.H. Chan
Patrick S.H. Chan Interim Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer )