Form 10-K/A
period 2010-12-31
China Growth CORP
filed 2011-06-06
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to FORM 10-K

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This amendment No. 1 to Annual Report on Form 10-K  (this “Amendment”) is being filed to incorporate changes to the Annual Report on Form 10-K filed by the Company on April 15, 2011 (the “Form 10-K”) in response comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Form 10-K.  Unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the original filing of Form 10-K, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. This Amendment should be read in conjunction with the Form 10-K and the Company’s filings made with the Commission subsequent to the Form 10-K, including any amendments to those filings.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of the Form 10-K or this Amendment or otherwise indicated in the filing. Before you invest in our Ordinary Shares, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on the Amendment could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Amendment to conform our statements to actual results or changed expectations.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Growth and its consolidated subsidiaries, Wealth Environmental Protection, Wealth Environmental Technology, Jiangmen Huiyuan, and its variable interest entities, Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth.

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

Make Good Escrow Agreement

In connection with the Private Placement, we entered into a make good escrow agreement, or Make Good Escrow Agreement with Star Prince, and Access America Investments, LLC as representative of the investors, pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split), to be held in favor of the investors in order to secure certain make good obligations (the “Escrow Shares”). Under the Make Good Escrow Agreement, we established minimum after tax net income thresholds (as determined in accordance with the United States Generally Accepted Accounting Principles (the “US GAAP”) and excluding any non-cash charges incurred related to the Share Exchange and the Private Placement as described here above)  of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors pro rata based on the number of unites purchased by each Investor in the Offering, will be entitled to receive ordinary shares based upon a pre-defined formula which shall equate to the product of (A) the percentage difference between the applicable performance threshold and actual performance (if both applicable performance thresholds have not been achieved, then the applicable performance threshold yielding the greater difference from actual performance shall be used) times (B) the total number of the Escrow Shares.(The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under the GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if the GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise.

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

Aluminum Recovery Technology

Research & Development Activities

We have incurred costs in estimated amounts of $147,900 and $130,500 in conducting research and developing new products and technology for 2010 and 2009. We believe that such expenditures do not meet the requirements to be classified as research and development costs under ASC 730.

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

 Water Purifying Agent

The following table sets forth customer concentration of water purifying agent based upon the percentage of our actual sales revenues for the year of 2010:

Rank	Amount (US Dollar)	2010
Customer 1	2,867,260	10.80%
Customer 2	2,244,697	8.46%
Customer 3	1,988,759	7.49%
Customer 4	1,616,222	6.09%
Customer 5	1,494,456	5.63%
Customer 6	1,376,846	5.19%
Customer 7	1,223,686	4.61%
Customer 8	1,196,227	4.51%
Customer 9	1,091,264	4.11%
Customer 10	1,076,149	4.06%
Total	16,175,566	60.95%

HAC Powder

The following table sets forth customer concentration of HAC Powder based upon the percentage of our actual revenues for the year of 2010:

Rank	Amount (US Dollar)	2010
Customer 1	1,423,891	5.11%
Customer 2	1,411,869	5.07%
Customer 3	1,228,027	4.41%
Customer 4	1,187,605	4.26%
Customer 5	1,179,085	4.23%
Customer 6	924,182	3.32%
Customer 7	893,749	3.21%
Customer 8	816,474	2.93%
Customer 9	718,105	2.58%
Customer 10	664,497	2.38%
Total	9,023,593	32.39%

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

●
Scale advantages: We are a leading producer of water purifying agent and high calcium aluminate powder in China, with an annual production and distribution of approximately 240,000 and 180,000 tons of water purifying agent and approximately 230,000 and 180,000 tons of HAC powder for 2010 and 2009. Our operating scale has given us considerable competitive advantage in the aspects of reducing costs and developing new products to accommodate to the ever-evolving demands of the market.

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

OUR LACK OF ACCOUNTING PERSONNEL WITH EDUCATION AND EXPERIENCE IN THE US GAAP CONSISTS A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND COULD CAUSE AN OVERLOOK OR DELAY IN DETECTING A MATERIAL MISSTATEMENT OF THE COMPANY’S ANNUAL OR INTERIM FINANCIAL STATEMENTS.

Our books and records are maintained in accordance with Chinese GAAP and later converted into financial statements in accordance with the US GAAP. Our interim Chief Financial Officer, Mr. Chan, and the accountants under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with the US GAAP.  Mr. Chan and other accountants have limited knowledge and experience in preparing financial statements in accordance with U.S. GAAP and preparing financial reporting pursuant to the SEC rules and regulations. In this regard, Mr. Chan and the other accountants are not a certified public accountant or a certified management accountant in the US, and have not attended U.S. academic institutions or extended educational programs that would provide a sufficient relevant education in U.S. GAAP. Our management consider this deficiency or deficiencies consists a material weakness in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

GuGGizhou Bauxite Mine

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

Equipment, Infrastructure and other Facilities

For each of the four mines we own, we entrust independent extraction contractors to conduct the extraction. The independent contractors use their own equipments for the extraction, primarily including electricity generation system, transportation vehicles, air ventilation system, air compressors and drilling machines. We own the facilities and infrastructure at each mine, primarily including outdoor bauxite reserve facilities, executive buildings, and dormitory buildings. Copies of form limestone entrusting extraction contract and form bauxite entrusting extraction contract are included as Exhibit 10.33 and Exhibit 10.34 to this filing of the Amendment.

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

Reconciliation between limestone and bauxite production tonnage and HAC Powder production tonnage

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

Raw Materials through Finished Goods Manufacturing Process

Average Production Cost and Average Sales Price

For the year of 2010, our average production cost and average sales price per ton for water purifying agent are respectively RMB410.14 (approximately $60.67) and RMB761.24 (approximately $112.60).

For the year of 2010, our average production cost and average sales price per ton for HAC powder are respectively RMB452.54 (approximately $66.94) and RMB825.95 (approximately $122.17).

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

Holders

As of April 15, 2011, there are 27,951,700 ordinary shares issued and outstanding.  There are approximately 458 shareholders of our ordinary shares and 21 shareholders of our preference shares.

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

Production Capacity

As of December 2010, our two wholly-owned HAC powder producing subsidiaries, Guizhou Yufeng and Shanxi Wealth, respectively reach production capability of 100,000 tons and 200,000 tons. As of December 2010, our water purifying agent producing subsidiary, Jiangment Wealth Water, maintains a production capacity between 350,000 and 400,000 tons.

Our management will continue to maintain its current production capacity, and considers the prospect of expanding the production capacity of HAC powder at Guizhou Yufeng and Shanxi Wealth in near future. However, we presently do not have a concrete plan with respect to expansion, and therefore we are not able to estimate capital expenditures associated with expansion with reasonable certainty.

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

It is management's intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. However, we presently do not have a concrete plan with respect to expansion, and therefore we are not able to estimate capital expenditures associated with expansion with reasonable certainty.

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

Reconciliation of the Effect of Exchange Rates on Cash and Cash Equivalents

Our cash accounts are denominated in RMB and the absolute amount of RMB that we hold is unaffected by the change in the exchange rate of the RMB, our functional currency,  as compared to the US Dollar, our reporting currency. The effect of exchange rate changes on cash represents changes in the value of our cash accounts because the USD to RMB exchange rate has changed during the reporting period. When the USD declines in value versus the RMB, the translation of our financial statements at year end exchange rates yields an increase in the reported amount of cash in USD, and such increase is not attributable to our operations, investing activities or financing activities. This following table sets forth such increase in the reported amount of cash in USD for the fiscal year ended December 31, 2010.

	December 31,
	2010	2009

Cash and cash equivalents in US Dollars at:
End of reporting period (A)	$25,839,474	$7,755,423
Beginning of reporting period (B)	12,722,568	6,484,563

Increase during the period (A)-(B)=(C)	$13,116,906	$1,270,860

Currency exchange rate RMB/USD:
Period end exchange rate (D)	6.5918	6.8172
Period beginning exchange rate (E)	6.8172	6.8173
Period average exchange rate(F)	6.7605	6.8212

Percentage increase in value during the period (E)/(D)=(G)	3.42%	0.00%
Percentage increase in average/ending exchange (F)/(D)=(H)	2.56%	0.05%

Increase in opening cash as a result of decline in USD=(G)x(B)	$435,112	$-
Increase in value of changes in cash as a result of decline in USD=(H)x(C)	335,793	635
Effect of variations on value of cash	47,483	4,315

Effect of exchange rates on cash and cash equivalents	$818,388	$4,950

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer  and  interim Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to a material weakness consisting of a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.  This material weakness could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, our management determined that a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP constituted a material weakness.

We have taken the following remedial measures and plan to continue to do so until the material weakness is cured.

(1) hiring additional accounting personnel with understanding of U.S. GAAP and experience with SEC reporting requirements; and

(2) providing external and internal training to our accounting personnel.

However, the implementation of the above remedial measures has not fully cured such identified material weakness. We are not able to estimate with reasonable certainty the costs that we will incur in continuing to implement the above and other measures designed to improve our internal control over financial reporting. If we fail to establish an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market value of our equity and/or debt may be adversely impacted.

Changes in Internal Control over Financial Reporting

On December 15, 2010, we completed a reverse merger as described above under the Recent Development. As a result of the reverse merger, Wealth Environmental Protection, its subsidiaries and variable interest entities became our wholly-owned subsidiaries and variable interest entities and the management of Wealth Environmental Protection have taken actual and effective control of the operation of the Company, including controls and procedures in preparing financials statements.  Because the current management lacks accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, we have identified this deficiency or deficiencies as a material weakness in our system of internal control over financial reporting occurred in the fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Tan’s experience as the founder of the PRC operation companies and his experience with Xinhui Environmental Service Co. and Jiangmen Pengjiang Huixin Chemical Industry Co., Ltd., and his qualifications and comprehensive skills in business management accumulated from such prior experience led to the conclusion that Mr. Tan qualifies to serve as our director in light of our business and structure.

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

Ms. Du’s experience as the founder of the PRC operation companies and her experience with Jinling Electrical Appliance Co., Ltd., and Mitsubishi Heavy Industries (China) Co., Ltd., and her qualifications and attributes in corporate finance and operation management accumulated from such prior experience led to the conclusion that Ms. Du qualifies to serve as our director in light of our business and structure.

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

Mr. Kang’s experience in environmental protection research and studies in China, his qualification as an scholar in environmental protection, in particular wastewater treatment areas, and his skills in assessment and evaluation of environmental engineering projects led to the conclusion that Mr. Kang qualifies to serve as our director in light of our business and structure.

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

Mr. Levinson’s experience as directors in various US public companies, in particular companies with substantial operation in China, and his qualification and skills in financial management led to the conclusion that Mr. Levinson qualifies to serve as our director in light of our business and structure.

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

Mr. Zheng’s experience and qualification as professors in chemistry and environmental protection field at universities in China and his specific knowledge and academic capability in water treatment field led to the conclusion that Mr. Zheng qualifies to serve as our director in light of our business and structure.

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
CHINA GROWTH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets as of December 31, 2010 and 2009	4

Consolidated Statements of Income and Comprehensive Income for the years
ended December 31, 2010 and 2009	5

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2010 and 2009	6-7

Consolidated Statements of Cash Flows for the years ended December 31, 2010
and 2009	8

Notes to Consolidated Financial Statements	9 - 35

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
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

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009

Net revenue	$48,446,560	$38,975,961
Costs of goods sold	25,028,811	20,703,600

Gross profit	23,417,749	18,272,361

Operating expenses:
Selling and marketing	1,522,186	1,454,054
General and administrative	3,913,780	2,251,883

Total operating expenses	5,435,966	3,705,937

Income from operations	17,981,783	14,566,424

Other income and (expenses)
Costs of recapitalization	(1,560,909)	-
Interest expense	(500,000)	-
Interest income	68,592	43,649
Other expense	(27,628)	-

Total other income and (expense), net	(2,019,945)	43,649

Income before provision for income taxes	15,961,838	14,610,073

Provision for income taxes	4,688,175	3,652,518

Net income	11,273,663	10,957,555

Other comprehensive income - foreign currency
translation adjustments	1,311,888	4,043

Comprehensive income	$12,585,551	$10,961,598

Net income per common share -
Basic	$0.43	$0.42

Diluted	$0.43	$0.42

Weighted average number of common shares outstanding -
Basic	26,042,670	25,955,150

Diluted	26,181,703	25,955,150

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

Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental	British Virgin		100% Owned	Holding Company
Protection Group, Inc	Islands
(“WEP”)	June 3, 2010

Wealth Environmental	Hong Kong -	$ -	100% Owned	Holding Company
Technology Holding Ltd.	June 18, 2010
("Wealth Technology")
Hong Kong

Jiangmen Huiyuan	Peoples Republic	$ -	100% Owned -	Holding Company
Environmental Protection	Of china ("PRC")		Wholly
Technology Consultancy Co.	July 22, 2010		Foreign
("Jiangmen Huiyuan")			Owned Entity
Jiangmen, Guandong Prov.			("WFOE)

Jiangmen Wealth Water	PRC	$ 4,049,060	100% Control	Manufacturer of
Purifying Agent Co., Ltd	April 25, 2003		Through	water purifying
("Jiangmen Wealth Water")			Contractual	agents
Jiangmen, Guandong Prov.			Arrangements

Guizhou Yufeng Melt Co.,	PRC	$4,233,854	100% Control	Manufacturer of
Ltd. ("Guizhou Yufeng")	March 25, 2005		Through	HAC Powder using
Guizhou Prov.			Contractual	bauxite and
			Arrangements	limestone from
mines controlled
under mining
rights agreements

Shangxi Wealth Aluminate	PRC	$6,786,056	100% Control	Manufacturer of
Materials Co., Ltd	April 8, 2004		Through	HAC Powder using
("Shanxi Wealth")			Contractual	bauxite and
Shangxi Prov.			Arrangements	limestone from
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

Value added taxes ("VAT") represent amounts collected on behalf of specific government agencies that require remittance of tax by specified dates. VAT is billed to customers at the time of sales and is detailed on invoices provided to the customers. The Company accounts for value added taxes on a net basis. The Company records and remits sales related value added taxes based on the applicable value added tax percentage. VAT is not included in revenue or cost of goods sold, but is recorded in accounts receivable and recognized as a net liability for unremitted amounts on the balance sheet.

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

	2010	2009
Current	$655,242	888,190
1 - 30 days past due	-	-
30 - 60 days past due	-	-
60 - 90 days past due	-	-
Greater than 90 days past due	-	-

	$655,242	$888,190

At December 31, 2010 and 2009, certain customers accounted for more than 10% of accounts receivable as follows:

	2010	2009
Customer A	$13%	$14%
Customer B	14%	25%
Customer C	10%	10%
Customer D	13%	11%
Customer E	26%	30%

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

	2010	2009

Net income (A)	$11,273,663	$10,957,555
Less dividends attributable to 6% convertible preferred
stock	(17,548)	-

Net income available for common shareholders (B)	$11,256,115	$10,957,555

Weighted average number of common shares
outstanding (C)	26,042,670	25,955,150
Dilutive effect of preferred stock conversions	139,033	-

Common stock and common stock equivalents (D)	26,181,703	25,955,150

Earnings per share:
Basic (B/C)	$0.43	$0.42

Diluted (A/D)	$0.43	$0.42

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

(3)	Inventories

A summary of inventories at December 31, 2010 and 2009 is as follows:

	2010	2009

Raw Materials	$469,793	$376,168
Work in progress	39,991	38,455
Finished goods	187,734	180,920

	$697,518	$595,543

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

The cost of land use and mining rights consists solely of the cash acquisition price of those assets under transfer of right agreements with third parties.  Mine development costs and production costs are included in the cost of mined materials, are subsequently included as a component of  the cost of inventory and are ultimately expensed to cost of good sold. Following is an analysis of cost of the Company's land use rights and mining rights acquisition costs:

Land Use Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Muzhou Sanya Industrial District	August 2003	April 2046	$819,569
Xinghong Village Zhazuo Town Xiuwen County	July 2005	August 2056	531,250
Industrial District Sanquan Town Fenyang	September 2005	September 2052	842,825

			$2,193,644

Continued
CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Plant and Equipment and Land Use and Mining Rights, continued

Mining Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Dashan Village Zhazuo Town Xiuwen County -
Surface Limestone Mine	September 2005	September 2023	$455,112
Gaocang Village Longchang Town Xiuwen
County - Underground Bauxite Mine	October 2005	October 2020	2,730,670
Sangzao Village Lijiaxiang Town Fenyang City -
Surface Limestone Mine	January 2006	January 2025	1,213,630
Luotuoju Village Wangjiagou Liulin County Lvliang
Lvliang City - Underground Bauxite Mine	January 2006	January 2020	4,247,708

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

	Amounts in Tons
	2010	2009
Limestone

Allowable annual production	300,000	300,000

Beginning cumulative unused production	1,065,028	832,122
Production allowed during the year	300,000	300,000
Actual production	(84,874)	(67,094)

Ending cumulative unused production	1,280,154	1,065,028

	Amounts in Tons
	2010	2009
Bauxite

Allowable annual production	350,000	350,000

Beginning cumulative unused production	968,870	780,620
Production allowed during the year	350,000	350,000
Actual production	(203,652)	(161,750)

Ending cumulative unused production	1,115,218	968,870

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
CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (5)          Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2010 and 2009 because substantially all of the Company's operations are conducted in the PRC. Following is an analysis of pre-tax income (loss) by country in 2010 and 2009:

	2010	2009

British Virgin Islands	$(2,702,111)	$-
PRC	18,663,949	14,610,073

	15,961,838	14,610,073

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
Net operating loss carryforwards for US and
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

Preferred Stock

On December 15, 2010, the Closing Date,  the Company entered  into a subscription agreement  with a group of accredited investors (the “Subscription Agreement”), pursuant to which the Company issued to the investors an aggregate of 222,402 ("Units"), for an aggregate purchase price of $6,672,032, or $30.00 per Unit (the “Private Placement”). Each Unit consists of (i) two (2) shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five ordinary shares for a total of ten ordinary shares per Unit, and (ii) a warrant to purchase five (5) ordinary shares at an exercise price of $4.50 per share (the “Warrant”). The Preference Shares to be issued under the Private Placement have been adjusted in the accompanying financial statements to reflect a pre-split basis as follows:

Continued
CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (6)         Shareholders' Equity, continued

Preferred Stock, continued

The Private Placement consisted of 222,402 ("Units"), for an aggregate purchase price of $6,672,032, or $30.00 per Unit Each Unit consists of (i) 2.8522 shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five (5) ordinary shares for a total of 14.2611 ordinary shares per Unit, and (ii) a warrant to purchase 7.1306 ordinary shares at an exercise price of $3.16 per share (the “Warrant”).

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

Subscription Agreement

Pursuant to the Subscription Agreement, the Company is obligated to file a registration statement with the United States Securities and Exchange Commission ("SEC") covering the resale of the ordinary shares underlying the Preference Shares and the Warrants (the “Registrable Securities”) no later than thirty (30) days following the closing date. In the event that the registration statement is not timely filed, the Company is obligated to pay to each investor liquidated damages equal to 1% of each investor’s investment per month pursuant to the Subscription Agreement. In addition, the Company must use its best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible, but in no event later than 180 days following the Closing Date (the “Effective Date”). If the registration statement is not declared effective by the SEC on or prior to the Effective Date, then the Company is obligated to pay to each investor liquidated damages equal to 1% of such investor’s investment. The maximum aggregate liquidated damages payable to each Subscriber under this Agreement is seven percent (7%) of the purchase price paid by such Subscriber pursuant to this Agreement. However, such liquidated damages payable in the event that the Registration Statement is not declared effective by the Effective Date will be waived, provided that (1) the Company has responded to all SEC comments on the Registration Statement and its amendments within twenty (20) business days of their respective receipt, which shall be extended to thirty (30) business days if the SEC response cannot be submitted because the Company is required to provide updated financial statements pursuant to Regulation S-X; and (2) if the Company is current with the filing of all periodic reports under the Exchange Act. Based on the terms of the registration payment arrangement, the Company could become subject to cash damages of up  to 7% of the $6,672,032 we raised under the Subscription Agreement or $467,042.

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

During the year ended December 31, 2009, the Company made additional non-interest loans to Mr. Tan, Ms. Du and Miss Pan a total amount of $8,065,029. On December 30, 2009, the Company declared and paid dividends to Mr. Tan, Ms. Du, and Miss Pan in the amount of $17,359,844. The entire outstanding loans receivable from these shareholders was paid in full through this dividend, as well as the amount due from an affiliated company, and accordingly, the balance due from shareholders as of December 31, 2009 was $0.

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

During the year ended December 31, 2010, the Company entered into a office lease agreement for its corporate offices in office space owned by Mr. Tan. The lease is for a term of 5 years and provides for monthly lease payments  of  $11,833 from January 1, 2011 to December 31, 2015.  The Company recognized no lease expense related to this office lease in its consolidated financial statements during the years ended December 31, 2010 or  2009. See Note 8.

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

Potential Liability Related to Unpaid Social Insurance Premiums and Housing Provident Funds

Neither Jiangmen Wealth, Shanxi Wealth, nor Guzhou Yunfeng, our operating subsidiaries under the PRC laws, have paid social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. Management has calculated our exposure related to unpaid social insurance premiums and housing provident funds and believes the amount, including potential penalties is approximately $300,000 and such amount is accrued in the accompanying financial statements at December 31, 2010 and 2009.

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

Asset Retirement Obligation

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. Based on the current positions of with the local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” related to the Company’s four mines and based on management’s review of rehabilitation requirements, , the Company believes that it is not required to restore or rehabilitate its two surface limestone mining sites and its two underground bauxite mining sites because all its current mines mining sites are located in distant areas and the mines do not affect cultivated land, grasslands or forests. Additionally, the Company’s believes that its mining and extraction activities have not negatively impacted the surrounding environment.

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

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

Continued
CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Segment Information, continued

As of and for the year ended December 31, 2010

	Jiangmen	Guizhou	Shanxi	Eliminations
	Wealth Water	Yefeng	Wealth	and Other	Total

Revenue, net	$25,764,665	$8,788,805	$18,874,533	$(4,981,443)	$48,446,560
Cost of good sold	14,557,766	4,887,384	10,565,104	(4,981,443)	25,028,811

Gross profit	11,206,899	3,901,421	8,309,429	-	23,417,749

Selling and marketing	750,478	199,269	572,439	-	1,522,186
General and administrative	1,752,312	565,200	982,756	-	3,300,368

Income from operations	$8,704,109	$3,136,952	$6,754,234	$-	$18,595,295

Current assets	$15,269,813	$5,710,432	$10,058,636	$6,532,482	$37,571,363
Property, plant and
equipment, land use and
mining rights	2,676,023	5,097,031	7,390,845	-	15,163,899

Total assets	$17,945,836	$10,807,463	$17,449,481	$6,532,482	$52,735,262

Current liabilities	$1,520,551	$568,738	$1,124,500	$324,361	$3,538,150
Deferred income taxes	-	126,895	78,183	-	205,078

Total liabilities	1,520,551	695,633	1,202,683	324,361	3,743,228
Shareholders' equity	16,425,285	10,111,830	16,246,798	6,208,121	48,992,034

Total liabilities and
shareholders' equity	$17,945,836	$10,807,463	$17,449,481	$6,532,482	$52,735,262

Continued
CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Segment Information, continued

As of and for the year ended December 31, 2009

	Jiangmen	Guizhou	Shanxi	Eliminations
	Wealth Water	Yefeng	Wealth	and Other	Total

Revenue, net	$20,947,376	$7,131,627	$14,953,958	$(4,057,000)	$38,975,961
Cost of good sold	12,190,095	3,930,207	8,640,298	(4,057,000)	20,703,600

Gross profit	8,757,281	3,201,420	6,313,660	-	18,272,361

Selling and marketing	810,997	183,020	460,037	-	1,454,054
General and administrative	1,111,263	358,126	782,494	-	2,251,883

Income from operations	$6,835,021	$2,660,274	$5,071,129	$-	$14,566,424

Current assets	$7,929,257	$2,635,702	$3,642,809	$-	$14,207,768
Property, plant and
equipment, land use and
mining rights	2,792,576	5,267,931	7,761,408	-	15,821,915
Other assets	-	-	-	-	-

Total assets	$10,721,833	$7,903,633	$11,404,217	$-	$30,029,683

Current liabilities	$676,381	$511,115	$803,244	$-	$1,990,740
Deferred income taxes	-	110,607	86,712	-	197,319

Total liabilities	676,381	621,722	889,956	-	2,188,059
Shareholders' equity	10,045,452	7,281,911	10,514,261	-	27,841,624

Total liabilities and
shareholders' equity	$10,721,833	$7,903,633	$11,404,217	$-	$30,029,683

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Quarterly Financial Information

Following is summarized statement of operations information for each quarterly period in the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue, net	$8,878,511	$12,568,165	$14,578,237	$12,421,647	$48,446,560
Cost of good sold	4,667,887	6,439,596	7,441,199	6,480,129	25,028,811

Gross profit	4,210,624	6,128,569	7,137,038	5,941,518	23,417,749

Selling and marketing	(309,155)	(349,487)	(474,840)	(388,704)	(1,522,186)
General and administrative	(563,910)	(796,558)	(760,004)	(1,793,308)	(3,913,780)

Income from operations	3,337,559	4,982,524	5,902,194	3,759,506	17,981,783

Other income (expense)	11,560	14,232	(115,728)	(1,930,009)	(2,019,945)

Income before provision
for income taxes	3,349,119	4,996,756	5,786,466	1,829,497	15,961,838

Provision for income taxes	(837,279)	(1,249,431)	(1,448,486)	(1,152,979)	(4,688,175)

Net income	$2,511,840	$3,747,325	$4,337,980	$676,518	$11,273,663

Net income ( loss) per
share - basic and fully
Diluted	$0.10	$0.14	$0.16	$0.03	$0.43

Weighted average number
of common shares out-
standing - basic and
fully diluted	25,995,150	25,995,150	25,995,150	26,302,376	26,042,670

Following is summarized balance sheet  information for each quarterly period in the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Current assets	$17,705,213	$23,403,698	$28,338,090	$37,571,363
Property, plant and
equipment, land use and
mining rights	15,558,510	15,322,971	15,259,616	15,163,899

Total assets	$33,263,723	$38,726,669	$43,597,706	$52,735,262

Current liabilities	$2,706,036	$4,147,298	$4,316,219	$3,538,150
Deferred income taxes	197,319	197,319	197,319	205,078

Total liabilities	2,903,355	4,344,617	4,513,538	3,743,228
Shareholders' equity	30,360,368	34,382,052	39,084,168	48,992,034

Total liabilities and
shareholders' equity	$33,263,723	$38,726,669	$43,597,706	$52,735,262

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Quarterly Financial Information

Following is summarized statement of operations information for each quarterly period in the year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue, net	$7,283,134	$10,187,507	$11,997,025	$9,508,295	$38.975,961
Cost of good sold	3,935,171	5,405,595	6,340,877	5,021,957	20,703,600

Gross profit	3,347,963	4,781,912	5,656,148	4,486,338	18,272,361

Selling and marketing	(307,273)	(367,006)	(381,157)	(398,618)	(1,454,054)
General and administrative	(525,479)	(570,213)	(515,803)	(640,388)	(2,251,883)

Income from operations	2,515,211	3,844,693	4,759,188	3,447,332	14,566,424

Other income (expense)	8,430	10,838	11,561	12,820	43,649

Income before provision
for income taxes	2,523,641	3,855,531	4,770,749	3,460,152	14,610,073

Provision for income taxes	(630,910)	(963,883)	(1,192,687)	(865,038)	(3,652,518)

Net income	$1,892,731	$2,891,648	$3,578,062	$2,595,114	$10,957,555

Net income ( loss) per
share - basic and fully
Diluted	$0.07	$0.11	$0.14	$0.10	$0.42

Weighted average number
of common shares out-
standing - basic and
fully diluted	25,955,150	25,955,150	25,955,150	25,955,150	25,955,150

Following is summarized balance sheet  information for each quarterly period in the year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Current assets	$13,158,429	$16,943,830	$17,278,142	$14,207,768
Property, plant and
equipment, land use and
mining rights	16,652,646	16,398,267	16,119,625	15,821,915
Other assets	16,954	33,817	-	-

Total assets	$29,828,029	$33,375,914	$33,397,767	$30,029,683

Current liabilities	$2,513,342	$3,167,897	$3,245,161	$1,990,740
Deferred income taxes	197,319	197,319	197,319	197,319

Total liabilities	2,710,661	3,365,216	3,442,480	2,188,059
Shareholders' equity	27,117,368	30,010,698	29,955,287	27,841,624

Total liabilities and
shareholders' equity	$29,828,029	$33,375,914	$33,397,767	$30,029,683

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 15, 2010, by and among China Growth Corporation, Wealth Environmental Protection Group, Inc., and Wealth Environmental Protection Shareholders Group. (2)
3.1	Amended and Restated Memorandum of Association of the Company (1)
4.1	Form of Warrant (2)
10.1	Form of Subscription Agreement (2)
10.2	Make Good Escrow Agreement, dated December 15 2010. (2)
10.3	Holdback Escrow Agreement, dated December 15, 2010. (2)
10.4	Investor Relations Escrow Agreement, dated December 15, 2010. (2)
10.5	Form of Lockup Agreement between Star Prince Limited and China Growth Corp. (2)
10.6	Form of Lockup Agreement between shareholder set forth therein and China Growth Corp. (2)
10.7	Exclusive Business Cooperation Agreement between Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd. and Jiangmen Wealth Water Purifying Agent Co, Ltd., dated September 29, 2010. (2)
10.8	Equity Interest Pledge Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.9	Exclusive Option Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.10	Power of Attorney by Mingzhuo Tan, dated September 29, 2010 (2)
10.11	Equity Interest Pledge Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.12	Exclusive Option Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.13	Power of Attorney by Hongyu Du, dated September 29, 2010 (2)
10.14	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Foshan Hui Yong Chemical trade Co., Ltd., dated January 1, 2010. (2)
10.15	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Taishan Da Kang Chemical trade Co., Ltd., dated January 1, 2010 (2)
10.16	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Shenzhen Lan Bo Shi Science & Technology Co., Ltd., dated January 1, 2010 (2)
10.17	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangdong Yi Da Textile Co., Ltd., dated January 1, 2010 (2)
10.18	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Anhui Guo Zhen Environmental Protection and Energy Conservation Technology Joint Stock Co., Ltd., dated January 1, 2010. (2)
10.19	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangzhou Papermaking Joint Stock Co., Ltd., dated January 1, 2010 (2)
10.20	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangdong Chun Yan Textile Co., Ltd., dated January 1, 2010 (2)
10.21	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Nanchang Heng Sheng Chemical Trade Co., Ltd., dated January 1, 2010 (2)
10.22	Purchase Agreement between Shanxi Wealth and Hainan Yijin Environmental Limited Co., dated December 23, 2009 (2)
10.23	Purchase Agreement between Shanxi Wealth and Dongying Jiali Chemical Limited Co., dated December 23, 2009 (2)
10.24	Purchase Agreement between Shanxi Wealth and Camela Chemical (Yixin) Limited Co., dated December 23, 2009 (2)
10.25	Purchase Agreement between Shanxi Wealth and Kunming Dianchi Chemicals Limited Co., dated December 23, 2009 (2)
10.26	Purchase Agreement between Shanxi Wealth and Jiaozuo Elfek Chemicals Limited Co., dated December 23, 2009 (2)
10.27	Technology Development Agreement between Jiangmen Wealth Water and Tongji University., dated October 9, 2003 (3)
10.28	Secured Note Purchase Agreement (3)
10.29	Senior Preferred Secured Note No. 1(4)
10.30	Senior Preferred Secured Note No. 2(4)
10.31	Share Transfer Agreement between Mingzhuo Tan and Jiangmen Wealth Water dated December 27, 2010 (5)
10.32	Lease between Mingzhuo Tan and Jiangmen Wealth Water Water dated December 31, 2010 (5)
10.33	Form Limestone Extraction Entrusting Contract (4)
10.34	Form Bauxite Extraction Entrusting Contract (6)

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
31.2	Certification of the interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
32.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
32.2	Certification of the interim Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
99.4	Guizhou Limestone Mining License (4)
99.5	Guizhou Bauxite Mining License (4)
99.6	Shanxi Limestone Mining License (4)
99.7	Shanxi Bauxite Mining License (4)

(1) Incorporated herein by reference to the Company’s Registration Statement on Form 10 filed on December 4, 2006

(2) Incorporated herein by reference to the Company’s current report on Form 8-K filed on December 21, 2010

(3) Incorporated herein by reference to the Company’s current report on Amendment No. 1 to Form 8-K filed on February 28, 2011

(4) Incorporated herein by reference to the Company’s current report on Amendment No. 2 to Form 8-K filed on April 18, 2011

(5) Incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 15, 2011

(6) Incorporated herein by reference to the Company’s current report on Amendment No. 3 to Form 8-K filed on June 6, 2011

(7) Filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Growth Corporation

Date: June 6, 2011	By:	/s/ Mingzhuo Tan
Mingzhuo Tan
Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingzhuo Tan	Chief Executive Officer, President and	June 6, 2011
Mingzhuo Tan	Chairman of the Board of Directors

/s/ Patrick S.H. Chan	Interim Chief Financial Officer and	June 6, 2011
Patrick S.H. Chan	Interim Principal Accounting Officer

/s/ Hongyu Du
Hongyu Du	Director	June 6, 2011

/s/ Siqi Kang
Siqi Kang	Director	June 6, 2011

/s/ Joseph Levinson
Joseph Levinson	Director	June 6, 2011

/s/ Huaili Zheng
Huaili Zheng	Director	June 6, 2011