Form 10-K/A
period 2010-12-31
China Growth CORP
filed 2011-07-13
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.2 to FORM 10-K

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This amendment No.2 to Annual Report on Form 10-K (this “Amendment”) is being filed to incorporate changes to the Annual Report on Form 10-K filed by the Company on April 15, 2011 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Form 10-K.  Except for the references to the Company’s Chief Financial Officer newly appointed on June 28, 2011, unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the original filing of Form 10-K, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. This Amendment should be read in conjunction with the Form 10-K and the Company’s filings made with the Commission subsequent to the Form 10-K, including any amendments to those filings.

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	”Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	”Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd, a PRC limited company;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	”Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd., a wholly foreign owned enterprise organized under the PRC laws;

●	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“PRC Operating Company” or “PRC Operating Companies” refers to each of Jiangmen Huiyuan, Jiangmen Wealth Water, Guizhou Yufeng and Shangxi Wealth, individually or collectively;
●	”Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” or “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shanxi Wealth” refers to Shanxi Wealth Aluminate Materials Co., Ltd, a PRC limited company;
●	“Star Prince” refers to Star Prince Limited, a British Virgin Island company and a shareholder of Wealth Environmental Protection;
●	“Wealth Environmental Protection Shareholders” refers to all shareholders of Wealth Environmental Protection, a British Virgin Islands company;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
●	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I

ITEM 1.BUSINESS.

Overview

We are a leading producer and distributer of water purifying agent and High-performance Aluminate Calcium (HAC) powder, the core component of water purifying agent.

Jiangmen Wealth Water, our PRC Operating Company, is solely engaged in the production and sale of water purifying agents, while Guizhou Yufeng and Shanxi Wealth, the subsidiaries of Jiangmen Wealth Water, specialize in the production and sale of HAC powder. The core raw material of our water purifying agent is HAC powder, exclusively supplied by Guizhou Yufeng. Guizhou Yufeng manufactures HAC powder using the raw materials of aluminum ore and limestone from its own mines. While selling HAC powder to third party customers, it prioritizes the supply to Jiangmen Wealth Water over third party customers and ensures that its supply meets the demand of Jiangmen Wealth Water before products being sold to other customers.

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

In August, 2010, Jiangmen Wealth Environmental Protection Stock Co., Ltd. transferred (i) all its equity interest in Jiangmen Wealth Water to Mr. Minzhuo Tan and Ms. Hongyu Du and (ii) all its equity interest in Guizhou Yufeng to Jiangmen Wealth Water and, Jiangmen Wealth Water became the sole shareholder of Guizhou Yufeng.  In September, 2010, Jiangmen Wealth Environmental Protection Stock Co., Ltd. and other minority shareholders of Shanxi Wealth transferred all their equity interest in Shanxi Wealth to Jiangmen Wealth Water and Jiangmen Wealth Water therefore became the 62% shareholder of Shanxi Wealth of which 38% equity interest were held by Mr. Mingzhuo Tan.  In December 2010, Wealth Water became the 100% shareholder of Shanxi Wealth.  Upon the completion of the said transfers, Jiangmen Wealth Environmental Protection Stock Co., Ltd. no longer holds any equity interest in our PRC subsidiaries in the Corporate Structure.

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

Private Placement

On the Closing Date, we also entered into a subscription agreement (the “Subscription Agreement”) with a group of accredited investors (the “Investors”), pursuant to which we sold to the investors an aggregate of 222,402 units, or the Units, for an aggregate purchase price of $6,672,031, or $30.00 per Unit (the “Private Placement”). Each Unit consists of (i) two (2) shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five ordinary shares for a total of ten ordinary shares per Unit, and (ii) a warrant to purchase five (5) ordinary shares at an exercise price of $4.50 per share (the “Warrant”). Pursuant to the Subscription Agreement, as soon as practicable following the Closing Date, we have taken action to effectuate the Reverse Split as described above.

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

HAC powder is the core ingredient of water purifying agent. In Shanxi and Guizhou provinces, there are abundant bauxite resources. In 2010, we acquired 100% of all the equity interest of Guizhou Yufeng and Shanxi Wealth. Guizhou Yufeng and Shanxi Wealth each own one bauxite mine and one limestone mine.

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

●
Technological advantages: we are applying our own “special addition” in HAC powder production, improving the traditional process to lower the purchasing and production cost and to enhance the aluminum content and activity. In addition, collaborating with Tongji University, we have spent substantial capital and more than one year developing high purity aluminate calcium production technology. The technology uses a heavy metal separation process to generate a high content of alumina, to meet international standards. The technology lowers production costs by 50 percent when compared to aluminum hydroxide. Customized products: We have developed a series of industry-specific purifying agent to implement targeted treatment for different type of water qualities, which produce a better effect than universal products and can reduce water treatment cost by 20 percent or more per ton.

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

KEY EMPLOYEES ARE ESSENTIAL TO GROWING OUR BUSINESS. IN ADDITION WE NEED ADDITIONAL SKILLED MANAGEMENT AND TECHNICAL PERSONNEL AND OTHER EMPLOYEES.

Mr. Mingzhuo Tan, our Chief Executive Officer, is essential to our ability to continue to grow our business. They have established relationships within the industries in which we operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

WE WILL ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Although currently we do not have any significant competitors in the HAC powder and water purifying agent business, more water purifying agents producers are entering into the market with the economic development and growing public awareness on environmental issues in China. In addition, some multi-national companies have entered or prepared to enter the Chinese water purifying market, such as General Veolia Water Solutions & Technologies. Our Company is facing fierce competition. We anticipate that other companies in the industry will continue to improve their products and introduce new products with competitive price and qualities. This could pose a threat to our current market share. Some of our international competitors have stronger brand names, greater access to capital, longer operating histories, longer or more established relationships with their customers, stronger research and development capabilities and greater marketing and other resources than we do.

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

WE MAY ENCOUNTER RAW MATERIAL SUPPLY SHORTAGE BECAUSE WE DO NOT POSSESS QUALIFIED TECHNICAL INFORMATION TO SUPPORT OUR ESTIMATE OF CONTINUITY OR IN-PLACE TONNAGE OF OUR MINES THAT HAVE BEEN THE EXCLUSIVE SOURCES OF THE RAW MATERIAL FOR OUR PRODUCTS.

One main raw material for our products is calcium and aluminate. We rely on our four mines to provide the raw materials for our products. However, we do not possess qualified technical information to support our estimate of continuity and in-place tonnage of our mines.  As such, we face the risk of exhausting our raw material without being given a warning that allows us sufficient time to find substitute sources. If we cannot locate substitute sources in a given time, our production capacity could be impaired, or in a worsen situation, our production may be discontinued.  Even if we are able to quickly locate a substitute source, the quality of raw material may fall short of our standard, in which case, we may be required to adjust our raw material to finish goods ratio to better work with the materials provided by such new sources or suppliers. If any of the above two problems occurs when we are required to locate substitute sources, our ability to produce and/or market our products can undergo difficulties, and we could suffer loss.

FROM TIME TO TIME, WE NEED TO IDENTIFY ADDITIONAL SOURCE OF RAW MATERIAL OR SUPPLIER OF RAW MATERIAL. IF WE CANNOT OBTAIN SUFFICIENT RAW MATERIALS AND COMPONENTS THAT MEET OUR PRODUCTION STANDARDS AT A REASONABLE COST OR AT ALL, OUR ABILITY TO MAINTIAN A PROFITABLE OPERATION MAY BE CHALLENGED.

While our raw materials are generally available in the market, we cannot assure that the necessary raw materials will continue to be available or in the sense of prices, accessible to us. In Shanxi and Guizhou Provinces there are abundant aluminum deposits, but the level of mining technology is relatively low, which means these provinces cannot produce nearly enough aluminum to satisfy the market needs. As a result, the price for aluminum has soared in the recent years. Beside aluminum, we also use coal as a raw material for the production of alumina calcium powder. With the prices of different kinds of energy all rising on the horizon, the fuel coal has also become more and more expensive. All these pose problems for us to reduce cost. The prices for these raw materials have been fluctuating significantly and are likely to continue to do so in the future. Numerous factors, most of which are beyond our control, can influence the prices of our raw material. These factors include, to name a few, general economic conditions, industry capacity utilization, vendor backlogs and transportation delays, and other uncertainties.

If we experience a general insufficiency of our raw material in the market in future, we may not be able to adjust our product prices, especially in the short-term, to recover cost increases in such raw materials, and our profitability may be challenged if and when we are unable to pass on the higher raw material costs to our customers.

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

Our books and records are maintained in accordance with Chinese GAAP and later converted into financial statements in accordance with the US GAAP. Our Chief Financial Officer, Mr. Lui, and the accountants under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with the US GAAP.  Mr. Lui and other accountants have limited knowledge and experience in preparing financial statements in accordance with U.S. GAAP and preparing financial reporting pursuant to the SEC rules and regulations. In this regard, Mr. Lui and the other accountants are not a certified public accountant or a certified management accountant in the US, and have not attended U.S. academic institutions or extended educational programs that would provide a sufficient relevant education in U.S. GAAP. Our management concluded this deficiency or deficiencies consists a material weakness in internal control over financial reporting as of December 31, 2010, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to be able to comply with United States securities laws, the Company’s PRC Operating Companies prepared its financial statements for the first time under U.S. generally accepted accounting principles and recently had its initial audit of its financial statements in accordance with Public Company Accounting Oversight Board (United States). As the Company does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with SEC reporting requirements than a comparable domestic company.

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

OUR PRC OPERATING COMPANIES ARE DELIQUENT ON PAYING SOCIAL INSURANCE PREMIUMS AND HOUSING PROVIDENT FUNDS FOR THEIR EMPLOYEES IN ACCORDANC WITH APPLICABLE LAWS.

Neither Jiangmen Wealth, Shanxi Wealth, nor Guizhou Yufeng, our PRC Operating Companies under the PRC laws, have paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. Management has calculated our exposure related to unpaid social insurance premiums and housing provident funds and believes the amount, including potential penalties is less than $300,000.

WE MAY BE EXPOSED TO MONETARY FINES BY THE LOCAL HOUSING AUTHORITY AND CLAIMS FROM OUR EMPLOYEES IN CONNECTION WITH OUR PRC OPERATING COMPANIES’ NON-COMPLIANCE WITH REGULATIONS WITH RESPECT TO CONTRIBUTION OF HOUSING PROVIDENT FUNDS FOR EMPLOYEES.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must be at least 5% of each employee’s average monthly income in the previous year. Our PRC Operating Companies have not paid such funds for its employees since its establishment. Under local regulations on collection of housing provident funds in Jiangmen, Guiyang and Fenyang where our PRC Subsidiaries are located, the local housing authorities may require our PRC Operating Companies to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If our PRC Operating Companies fail to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. Employees of our PRC Operating Companies may also be entitled to claim payment of such funds individually. If we receive any notice from the local housing authority or any claim from our current and former employees regarding our non-compliance with the regulations, we will be required to respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require us to divert our financial resources and/or impact our cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact our operating results.

A FAILURE BY OUR SHAREHOLDERS OR BENEFICIAL OWNERS WHO ARE PRC CITIZENS OR RESIDENTS TO COMPLY WITH CERTAIN PRC FOREIGN EXCHANGE REGULATIONS COULD RESTRICT OUR ABILITY TO DISTRIBUTE PROFITS, RESTRICT OUR OVERSEAS AND CROSS-BORDER INVESTMENT ACTIVITIES OR SUBJECT US TO LIABILITY UNDER PRC LAWS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

In October 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles (“Circular 75”). Circular 75 regulates the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the “special purpose vehicles,” including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle”, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, SAFE also requires the PRC subsidiaries of an offshore company governed by Circular 75 to coordinate the filing and updating of the SAFE registrations in a timely manner regarding major capital changes of the offshore special purpose company. If our direct or indirect shareholders who are PRC citizens or residents do not complete their registration with the local SAFE authorities, our PRC Operating Companies will be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC Operating Companies.

Because of uncertainty in how Circular 75 will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, our PRC Operating Companies’ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders over whom we have no control. We attempt to comply, and attempt to ensure that our shareholders, who are PRC citizens or residents, comply with Circular 75 requirements. We have requested Mr. Mingzhuo Tan who is PRC resident to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. However, some or all of our shareholders who are PRC residents may not comply with our request to make or obtain any applicable registrations or approvals required by Circular 75. Furthermore, we may not at all times be fully aware or informed of the identities of all of our beneficial owners who are PRC citizens or residents, and we may not always be able to compel beneficial owners of our securities to comply with Circular 75 requirements. As a result, some or all of our shareholders or beneficial owners who are PRC citizens or residents may not at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, or limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Mines

We acquire the rights to exploit the mines through mining rights transfer agreement in connection with a limestone mine and a bauxite mine located in Guizhou Province which was entered into by and between the transferee Guizhou Yufeng and the transferor Xiuwen Rongxiang Building Materials Co,. Ltd. in July, 2005 and mining rights transfer agreements in connection with a limestone mine and a bauxite mine located in Shanxi Province which was entered into by and between the transferee Shanxi Wealth and each of the transferors Shanxi Fenyang Hongsen Construction Stone Co., Ltd. and Shanxi Liulin Changsheng Aluminumore Co., Ltd. in November, 2005. The transfer prices of the limestone mine and the bauxite mine located in Guizhou Province were RMB $3 million, approximately USD $0.5 million, and RMB $18 million, approximately USD$2.7 million, all of which had been duly settled.  The transfer prices of the limestone mine and the bauxite mine located in Shanxi Province were RMB $8 million, approximately USD$ 1.2 million, and RMB $28 million, approximately USD$ 4.3 million, all of which had been duly settled.

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

Location and Range

The aluminum mine of Guizhou Yufeng is located about 11km away from Xiuwen county town and 13km away from Guiyang city. The geographic coordinates of the centre of the mining area are E106°39′33″，N26°47′23″, the total area of the mine is 0.3879km2, mining designed elevation is 1400m to 1150m. There are many simply-built highways around the mining area, and the traffic is very convenient.

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

Mineralized Materials

We do not have proven or probable reserve in our Guizhou Limestone mine. We applied opencast mining to this mine, and to our knowledge, this mine has a non-reserve deposit of mineralized limestone materials. We are presently not able to provide information of the continuity, tonnage and grade of this mine because we do not possess qualified technical documentation to support the estimates we made.

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

Current Costs & Future Investment

The mine was purchased Guizhou Yufeng from the former right holder after the expropriation, design, civil engineering, mine construction and installation were completed. The total amount of investment is calculated as RMB $18 million, approximately USD $2.7 million, according to the current purchase rate. Right now, there is no any plan for future investment.

Source of Power & Water

There are several sources of water. However, we seldom use water during the mining process. The mine has sufficient electricity supplied by the national electricity network.

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

Location and Range

The limestone mine of Guizhou Yufeng is located about 10km from Xiuwen county and 12km from Guiyang city. The geographic coordinates of the centre of the mining area are E106°40′29″, N26°48′04″, the total area of the mine is 0.0194 km2, mining designed elevation is 1403.6m to 1350m. There are many simply-built highways around the mining area, and the traffic is very convenient.

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

Mineralized Materials

We do not have proven or probable reserve in our Guizhou Limestone mine. We applied opencast mining to this mine and to our knowledge, this mine has a non-reserve deposit of mineralized limestone materials. We are presently not able to provide information of the continuity, tonnage and grade of this mine because we do not possess qualified technical documentation to support the estimates we made.

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

Current Costs & Future Investment

The mine was obtained from the former right holder after the prophase investment and construction were completed. The amount of investment is RMB $3 million, approximately USD $0.5 million, the contract value of the purchase. There is no current plan for future investment in this mine.

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

Mineralized Materials

We do not have proven or probable reserve in our Shanxi Bauxite mine. To our knowledge, this mine has a non-reserve deposit of mineralized bauxite materials. We are not able to provide information of the continuity, tonnage and grade of this mine because we do not possess qualified technical documentation to support the estimates we made.

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

Current Costs & Future Investment

The total amount of investment is calculated as RMB $28 million, approximately USD $4.3 million, according to the buying rate. There is no current plan for future investment in this mine.

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

Mineralized Materials

We do not have proven or probable reserve in our Shanxi Bauxite mine. To our knowledge, this mine has a non-reserve deposit of mineralized limestone materials. We are not able to provide information of the continuity, tonnage and grade of the mine because we do not possess qualified technical documentation to support the estimates we made.

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

Current Costs & Future Investment

The total amount of investment is calculated as RMB $8 million, approximately USD $1.2 million, according to the current purchase rate. Right now there is no plan for future investment.

Source of Power & Water

Fenyang Lijiazhuang 35KV Transformer Station provides stable and sufficient electricity for the mine. There is no water needed during the mine’s production process. Water for daily life purposes is supplied by Sangzaopo Water Reservoir.

Equipment, Infrastructure and other Facilities

For each of the four mines we own, we entrust independent extraction contractors to conduct the extraction. The independent contractors use their own equipment for the extraction, primarily including electricity generation system, transportation vehicles, air ventilation system, air compressors and drilling machines. We own the facilities and infrastructure at each mine, primarily including outdoor bauxite reserve facilities, executive buildings, and dormitory buildings. Copies of form limestone entrusting extraction contract and form bauxite entrusting extraction contract are included as Exhibit 10.33 and Exhibit 10.34 to this filing of the Amendment.

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

We have full mining rights over the bauxite mines and limestone mines concerned.  As a concessionaire under the mining licenses, we are required to pay certain taxes and fees to the PRC government as royalties for our mining activities and sale of mineral products, such as the resource tax of bauxite at the rate of RMB20 Yuan per ton in Guizhou and Shanxi, and the resource tax of limestone at the rate of RMB2 Yuan per ton in Guizhou and Shanxi; the mineral compensation fees, which is computed and collected at a certain ratio of the sales income of mineral products; the mining fees, which shall be paid year by year according to the acreage of the scope of the mining zone at a rate of RMB1,000 Yuan per square kilometer per year; and the price for the mining.  As Guizhou Yufeng and Shanxi Wealth acquired the mining rights through the means of transfer, the transfer price has included the mining fees, and Guizhou Yufeng and Shanxi Wealth have paid off the mineral compensation fees. As of December, 2010, Guizhou Yufeng and Shanxi Wealth have paid all the requisite fees as required.

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

Production Capacity

As of December 2010, our PRC Operating Companies, Guizhou Yufeng and Shanxi Wealth, respectively reach production capability of 100,000 tons and 200,000 tons. As of December 2010, our water purifying agent producing company, Jiangment Wealth Water, maintains a production capacity between 350,000 and 400,000 tons.

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

We supply water purifying products for industries such as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water. We employ high calcium aluminate powder to produce water purifying agent, while American and European water purifying agent manufacturers use higher-cost aluminum hydroxide.  Aided by our unique and advanced technologies, the quality of our water purifying agent is similar to that produced by our American and European counterparts, and better than the products of most of our Chinese competitors.  The cost of using HAC powder as raw material is only half of that of aluminum hydroxide, which gives Jiangsu Huiyuan a significant price advantage.

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

Realizing the popularity of customization of our products, and to further buttress our services, we have designed a mechanism to manufacture polyaluminum chloride production lines for large purchasers. These facilities are architected to produce water purifying agent to be used in treating wastewater with specific physical and chemical qualities, and located on the property of the customers for their convenience and cost-saving purposes. The implementation of this system requires substantial research and development investment, which is not available for our PRC competitors, due to their comparatively limited business scale.

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

Inventories. Inventories comprise raw materials, work-in-process, and finished goods are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

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

In addition, the New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. In this regard, we expect that 10% withholding tax will apply to dividends paid to Wealth Environmental Technology by Jiangmen Huiyuan.

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

General and Administrative Expenses:

Our general and administrative expenses were $ 3,913,780 for the fiscal year ended December 31, 2010 as compared to $2,251,883 for the fiscal year ended December 31, 2009, representing an increase of $1,661,897 or 73.80%. The increase in our general and administrative expenses was primarily attributable to (i) professional fees related to fund raising and reverse merger by $823,362 and the development of  our business in 2010.

Net Income:

Net income was $11,273,663 in the fiscal year ended December 31, 2010 with an increase of $316,108 or 2.88% compared to $10,957,555 reported in the fiscal year ended December 31, 2009.  The reason that our net income increased slowly is primarily due to the professional fees of $823,362 related to the fund raising and reverse merger, interest expense of $500,000 related to the amortization of discount on the convertible notes, and the common stock issuance of $1,538,856 related to the consulting service incurred in the fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had an unrestricted cash balance of approximately $33.9 million as of December 31, 2010, as compared to $12.7 million as of December 31, 2009. In addition, we also had approximately $2.2 million in restricted cash as of December 31, 2010, as compared to $0 million as of December 31, 2009. Our restricted cash is held by AAI as a security deposit for hiring a qualified CFO and IR firm and holding shareholders meeting.  The restricted fund will be released when we meet the requirement above. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $34.0 million and negative working capital of $12.2 million as of December 31, 2010 and 2009, respectively. The increase of working capital was largely caused by a recent fund raising and positive cash flows generated from our operations.

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

We provide our major customers with payment terms ranging from 30 to 90 days. It takes approximately one day to mine our raw materials and deliver the raw materials to our Guizhou and Shangxi facilities.  We can manufacture the HAC powder and water purification agent within one day.  Therefore the average time from mining the raw materials to completion of our products is approximately 2 days.   Depending on the locations of our customers, delivery time ranges between a few hours to three days.  We have frequent communications with our customers about their needs for our products.  Our customers send us purchase orders 2 to 4 weeks prior to the requested delivery dates.   We typically estimate our required raw materials for production at each month end for the following month based on the purchase orders received at month end. Since our production lead time for HAC powder and purifying agent is very short, we keep relatively small amounts of inventories. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectability of specific customer accounts, our history of bad debts, and the general condition of the industry.

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

Cash Flow

Net cash provided by operating activities was $16.1 million for the year ended December 31, 2010, compared to net cash used in operating activities of $13.1 million for the year ended December 31, 2009. The increase in net cash provided in operating activities was primarily due to an increase in our sales, collection of trade receivables and accounts payable and other payable. Our increase in net cash provided in operating activities for the year ended December 31, 2010 was partially offset by an increase in cash used in inventory.

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

Net cash used in financing activities amounted to $6.5 million for the year ended December 31, 2010, compared to net cash used for financing activities of $8.1 million for the year ended December 31, 2009. The change in cash provided by financing activities was primarily due to the closing of the private placement and note payable financing which converted to common shares on December 15, 2010.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer  and  Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to a material weakness consisting of a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.  This material weakness could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Mingzhuo Tan (1)	39	Chairman, President, Chief Executive Officer, Treasurer and Secretary
Hongyu Du (2)	39	Director
Siqi Kang (2)	53	Director
Joseph Levinson (2)	34	Director
Huaili Zheng (2)	53	Director
Tin Nang (Chris) Lui (3)	53	Chief Financial Officer

(1)	Mr. Tan, our Chief Executive Officer, was appointed as the Chairman of our board of directors on December 15, 2010 upon the closing of the Share Exchange.

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

(3)	Mr. Tin Nang (Chris) Lui was appointed as our Chief Financial Officer on June 28, 2011.

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

Joseph Levinson, 34, Director. Mr. Levinson has been a director of the Company since March, 2011. He has been a United States Certified Public Accountant for more than 15 years. From January 2006 until the present, he has been principally engaged as an independent consultant to Chinese companies involved in overseas transactions. He speaks, reads and writes Chinese fluently and has vast experience in China working with Chinese companies. He was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. He also previously worked at KPMG in New York and Hong Kong. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies to list on the NYSE. He is also the editor of Wall Street Guanxi: How Chinese Companies Can Maximize Their Value in the U.S. Capital Markets, a trade paperback published in Chinese by Beijing University Press in 2007.  Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance.

Mr. Levinson’s experience as directors in various Chinese companies involved in overseas transactions, and his qualification and skills in financial management led to the conclusion that Mr. Levinson qualifies to serve as our director in light of our business and structure.

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

Tin Nang (Chris) Lui, Age 53, Chief Financial Officer.  Mr. Lui is the owner and founder of T.N. Lui & Co., a Hong Kong company established in January 1997, which provides advisory services in tax, insolvency and audit matters for small to medium sized businesses in a variety of industries. Mr. Lui is a fellow member of the Institute of Chartered Accountants in England & Wales and the Hong Kong Institute of Certified Public Accountants. Mr. Lui is also a member of the Chartered Institute of Management Accountants in United Kingdom. Mr. Lui graduated from University of Bradford in the United Kingdom with a Masters Degree in Business Administration.  Mr. Lui also received a Bachelor of Science Degree in Accounting and Data Processing from the University of Leeds in the United Kingdom.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2010 and 2009

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mingzhuo Tan	2010	46,030	-	-	-	46,030
(President and Chief Executive Officer)	2009	5,352	-	-	-	5,352

Tin Nang (Chris) Lui	2010	0(1)	-	-	-	0(1)
(Chief Financial Officer)	2009	0(1)	-	-	-	0(1)

Binquan Chen (1)	2010	28,478	-	-	-	28,470
(Vice General Manager)	2009	4,151	-	-	-	4,151

Hongyu Du (1)	2010	25,075	-	-	-	25,075
(Financial Directors)	2009	3,035	-	-	-	3,035

(1)
Mr. Lui was not the Chief Financial Officer of the Company for 2009 or 2010, and therefore no compensation is reported for these two years.  Mr. Lui was appointed as the Chief Financial Officer on June 28, 2011, and he is entitled to receive an annual salary of $60,000.

(2)	Although they are not executive officers, based on upon the compensation received, Mr. Chen and Mr. Du qualify as named executive officers for purposes of this table.

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

	Before the Share Exchange				After the Share Exchange
	Number and			%	Number and			%
Name and Address	Title of Shares	%	%	Total	Title of Shares	%	%	Total
of Beneficial	Beneficially	Ordinary	Preference	Voting	Beneficially	Ordinary	Preference	Voting
Owner	Owned(1)	Shares(2)	Shares(3)	Power(4)	Owned(1)	Shares(2)	Shares(3)	Power(4)

Officers and Directors
Mingzhuo Tan (5)	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

Tin Nang (Chris) Lui	0	*	*	*	0	*	*	*

Hongyu Du	0	*	*	*	0	*	*	*
Siqi Kang	0	*	*	*	0	*	*	*
Joseph Levinson	0	*	*	*	0	*	*	*
Huaili Zheng	0	*	*	*	0	*	*	*

All officers and directors as a group	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

5% Security Holders
Star Prince Limited（6）	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

Access America Fund, LP (7)	390,625	39.13%	*	39.13%	2,220,789(7)	7%	52.46%	12.55%

800 Town & Country Blvd., Suite 420					(Ordinary)
Houston, Texas 77024					and
					233,334
					(Preference)

Mid-Ocean Consulting Ltd (8)	78,125	7.82%	*	7.82%	78,125	*	*	*
32 Governors Cay, Nassau, Bahamas					(Ordinary)
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

·
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

·
Guizhou Yefeng produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is used by  Jiangmen Wealth Water in the production of its water purification agents and is also sold to outside customers for waste water treatment.

·	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

·	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

Continued
CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Segment Information, continued

As of and for the year ended December 31, 2010

	Jiangmen	Guizhou	Shanxi	Eliminations
	Wealth Water	Yefeng	Wealth	and Other	Total

Revenue, net	$25,764,665	$8,788,805	$18,874,533	$(4,981,443)	$48,446,560
Cost of good sold	14,557,766	4,887,384	10,565,104	(4,981,443)	25,028,811

Gross profit	11,206,899	3,901,421	8,309,429	-	23,417,749

Selling and marketing	750,478	199,269	572,439	-	1,522,186
General and administrative	1,752,312	565,200	982,756	-	3,300,368

Income from operations	$8,704,109	$3,136,952	$6,754,234	$-	$18,595,295

Current assets	$15,269,813	$5,710,432	$10,058,636	$6,532,482	$37,571,363
Property, plant and
equipment, land use and
mining rights	2,676,023	5,097,031	7,390,845	-	15,163,899

Total assets	$17,945,836	$10,807,463	$17,449,481	$6,532,482	$52,735,262

Current liabilities	$1,520,551	$568,738	$1,124,500	$324,361	$3,538,150
Deferred income taxes	-	126,895	78,183	-	205,078

Total liabilities	1,520,551	695,633	1,202,683	324,361	3,743,228
Shareholders' equity	16,425,285	10,111,830	16,246,798	6,208,121	48,992,034

Total liabilities and
shareholders' equity	$17,945,836	$10,807,463	$17,449,481	$6,532,482	$52,735,262

Continued
CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Segment Information, continued

As of and for the year ended December 31, 2009

	Jiangmen	Guizhou	Shanxi	Eliminations
	Wealth Water	Yefeng	Wealth	and Other	Total

Revenue, net	$20,947,376	$7,131,627	$14,953,958	$(4,057,000)	$38,975,961
Cost of good sold	12,190,095	3,930,207	8,640,298	(4,057,000)	20,703,600

Gross profit	8,757,281	3,201,420	6,313,660	-	18,272,361

Selling and marketing	810,997	183,020	460,037	-	1,454,054
General and administrative	1,111,263	358,126	782,494	-	2,251,883

Income from operations	$6,835,021	$2,660,274	$5,071,129	$-	$14,566,424

Current assets	$7,929,257	$2,635,702	$3,642,809	$-	$14,207,768
Property, plant and
equipment, land use and
mining rights	2,792,576	5,267,931	7,761,408	-	15,821,915
Other assets	-	-	-	-	-

Total assets	$10,721,833	$7,903,633	$11,404,217	$-	$30,029,683

Current liabilities	$676,381	$511,115	$803,244	$-	$1,990,740
Deferred income taxes	-	110,607	86,712	-	197,319

Total liabilities	676,381	621,722	889,956	-	2,188,059
Shareholders' equity	10,045,452	7,281,911	10,514,261	-	27,841,624

Total liabilities and
shareholders' equity	$10,721,833	$7,903,633	$11,404,217	$-	$30,029,683

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Quarterly Financial Information

Following is summarized statement of operations information for each quarterly period in the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue, net	$8,878,511	$12,568,165	$14,578,237	$12,421,647	$48,446,560
Cost of good sold	4,667,887	6,439,596	7,441,199	6,480,129	25,028,811

Gross profit	4,210,624	6,128,569	7,137,038	5,941,518	23,417,749

Selling and marketing	(309,155)	(349,487)	(474,840)	(388,704)	(1,522,186)
General and administrative	(563,910)	(796,558)	(760,004)	(1,793,308)	(3,913,780)

Income from operations	3,337,559	4,982,524	5,902,194	3,759,506	17,981,783

Other income (expense)	11,560	14,232	(115,728)	(1,930,009)	(2,019,945)

Income before provision
for income taxes	3,349,119	4,996,756	5,786,466	1,829,497	15,961,838

Provision for income taxes	(837,279)	(1,249,431)	(1,448,486)	(1,152,979)	(4,688,175)

Net income	$2,511,840	$3,747,325	$4,337,980	$676,518	$11,273,663

Net income ( loss) per
share - basic and fully
Diluted	$0.10	$0.14	$0.16	$0.03	$0.43

Weighted average number
of common shares out-
standing - basic and
fully diluted	25,995,150	25,995,150	25,995,150	26,302,376	26,042,670

Following is summarized balance sheet  information for each quarterly period in the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Current assets	$17,705,213	$23,403,698	$28,338,090	$37,571,363
Property, plant and
equipment, land use and
mining rights	15,558,510	15,322,971	15,259,616	15,163,899

Total assets	$33,263,723	$38,726,669	$43,597,706	$52,735,262

Current liabilities	$2,706,036	$4,147,298	$4,316,219	$3,538,150
Deferred income taxes	197,319	197,319	197,319	205,078

Total liabilities	2,903,355	4,344,617	4,513,538	3,743,228
Shareholders' equity	30,360,368	34,382,052	39,084,168	48,992,034

Total liabilities and
shareholders' equity	$33,263,723	$38,726,669	$43,597,706	$52,735,262

Continued

CHINA GROWTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Quarterly Financial Information

Following is summarized statement of operations information for each quarterly period in the year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue, net	$7,283,134	$10,187,507	$11,997,025	$9,508,295	$38.975,961
Cost of good sold	3,935,171	5,405,595	6,340,877	5,021,957	20,703,600

Gross profit	3,347,963	4,781,912	5,656,148	4,486,338	18,272,361

Selling and marketing	(307,273)	(367,006)	(381,157)	(398,618)	(1,454,054)
General and administrative	(525,479)	(570,213)	(515,803)	(640,388)	(2,251,883)

Income from operations	2,515,211	3,844,693	4,759,188	3,447,332	14,566,424

Other income (expense)	8,430	10,838	11,561	12,820	43,649

Income before provision
for income taxes	2,523,641	3,855,531	4,770,749	3,460,152	14,610,073

Provision for income taxes	(630,910)	(963,883)	(1,192,687)	(865,038)	(3,652,518)

Net income	$1,892,731	$2,891,648	$3,578,062	$2,595,114	$10,957,555

Net income ( loss) per
share - basic and fully
Diluted	$0.07	$0.11	$0.14	$0.10	$0.42

Weighted average number
of common shares out-
standing - basic and
fully diluted	25,955,150	25,955,150	25,955,150	25,955,150	25,955,150

Following is summarized balance sheet  information for each quarterly period in the year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Current assets	$13,158,429	$16,943,830	$17,278,142	$14,207,768
Property, plant and
equipment, land use and
mining rights	16,652,646	16,398,267	16,119,625	15,821,915
Other assets	16,954	33,817	-	-

Total assets	$29,828,029	$33,375,914	$33,397,767	$30,029,683

Current liabilities	$2,513,342	$3,167,897	$3,245,161	$1,990,740
Deferred income taxes	197,319	197,319	197,319	197,319

Total liabilities	2,710,661	3,365,216	3,442,480	2,188,059
Shareholders' equity	27,117,368	30,010,698	29,955,287	27,841,624

Total liabilities and
shareholders' equity	$29,828,029	$33,375,914	$33,397,767	$30,029,683

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 15, 2010, by and among China Growth Corporation, Wealth Environmental Protection Group, Inc., and Wealth Environmental Protection Shareholders Group. (2)
3.1	Amended and Restated Memorandum of Association of the Company (1)
4.1	Form of Warrant (2)
10.1	Form of Subscription Agreement (2)
10.2	Make Good Escrow Agreement, dated December 15 2010. (2)
10.3	Holdback Escrow Agreement, dated December 15, 2010. (2)
10.4	Investor Relations Escrow Agreement, dated December 15, 2010. (2)
10.5	Form of Lockup Agreement between Star Prince Limited and China Growth Corp. (2)
10.6	Form of Lockup Agreement between shareholder set forth therein and China Growth Corp. (2)
10.7	Exclusive Business Cooperation Agreement between Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd. and Jiangmen Wealth Water Purifying Agent Co, Ltd., dated September 29, 2010. (2)
10.8	Equity Interest Pledge Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.9	Exclusive Option Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.10	Power of Attorney by Mingzhuo Tan, dated September 29, 2010 (2)
10.11	Equity Interest Pledge Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.12	Exclusive Option Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (2)
10.13	Power of Attorney by Hongyu Du, dated September 29, 2010 (2)
10.14	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Foshan Hui Yong Chemical trade Co., Ltd., dated January 1, 2010. (2)
10.15	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Taishan Da Kang Chemical trade Co., Ltd., dated January 1, 2010 (2)
10.16	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Shenzhen Lan Bo Shi Science & Technology Co., Ltd., dated January 1, 2010 (2)
10.17	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangdong Yi Da Textile Co., Ltd., dated January 1, 2010 (2)
10.18	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Anhui Guo Zhen Environmental Protection and Energy Conservation Technology Joint Stock Co., Ltd., dated January 1, 2010. (2)
10.19	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangzhou Papermaking Joint Stock Co., Ltd., dated January 1, 2010 (2)
10.20	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Guangdong Chun Yan Textile Co., Ltd., dated January 1, 2010 (2)
10.21	Purchase Agreement between Jiangmen Water Purifying Agent Co. Ltd and Nanchang Heng Sheng Chemical Trade Co., Ltd., dated January 1, 2010 (2)
10.22	Purchase Agreement between Shanxi Wealth and Hainan Yijin Environmental Limited Co., dated December 23, 2009 (2)
10.23	Purchase Agreement between Shanxi Wealth and Dongying Jiali Chemical Limited Co., dated December 23, 2009 (2)
10.24	Purchase Agreement between Shanxi Wealth and Camela Chemical (Yixin) Limited Co., dated December 23, 2009 (2)
10.25	Purchase Agreement between Shanxi Wealth and Kunming Dianchi Chemicals Limited Co., dated December 23, 2009 (2)
10.26	Purchase Agreement between Shanxi Wealth and Jiaozuo Elfek Chemicals Limited Co., dated December 23, 2009 (2)
10.27	Technology Development Agreement between Jiangmen Wealth Water and Tongji University., dated October 9, 2003 (3)
10.28	Secured Note Purchase Agreement (3)
10.29	Senior Preferred Secured Note No. 1(4)
10.30	Senior Preferred Secured Note No. 2(4)
10.31	Share Transfer Agreement between Mingzhuo Tan and Jiangmen Wealth Water dated December 27, 2010 (5)
10.32	Lease between Mingzhuo Tan and Jiangmen Wealth Water Water dated December 31, 2010 (5)
10.33	Form Limestone Extraction Entrusting Contract (4)
10.34	Form Bauxite Extraction Entrusting Contract (6)

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
32.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
32.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
99.4	Guizhou Limestone Mining License (4)
99.5	Guizhou Bauxite Mining License (4)
99.6	Shanxi Limestone Mining License (4)
99.7	Shanxi Bauxite Mining License (4)

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

China Growth Corporation

Date: July 12, 2011	By:	/s/ Mingzhuo Tan
Mingzhuo Tan
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingzhuo Tan	Chief Executive Officer, President and	July 12, 2011
Mingzhuo Tan	Chairman of the Board of Directors

/s/ Tin Nang (Chris) Lui	Chief Financial Officer and	July 12, 2011
Tin Nang (Chris) Lui	Principal Accounting Officer

/s/ Hongyu Du
Hongyu Du	Director	July 12, 2011

/s/ Siqi Kang
Siqi Kang	Director	July 12, 2011

/s/ Joseph Levinson
Joseph Levinson	Director	July 12, 2011

/s/ Huaili Zheng
Huaili Zheng	Director	July 12, 2011