Form 10-Q/A
period 2011-03-31
China Growth CORP
filed 2011-07-13
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

AMENDMENT NO.1 TO FORM 10-Q
_____________________________

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

EXPLANATORY NOTES

This amendment No.1 to the Quarterly Report on Form 10-Q (the “Amendment”) is filed to revise our disclosure regarding the average time from mining the raw materials to completion of our products in the section of Liquidity and Capital Resource under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and has reflected the Company’s appointment of the new Chief Financial Officer on June 28, 2011. All other Items in this Amendment remain materially unchanged.

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

In addition, unless the context otherwise requires and for the purposes of this report only
·	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
·	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd., a PRC limited company;
·	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
·	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd ., a wholly foreign owned enterprise organized under the PRC laws;
·	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
·	“Operating Company or Operating Companies” refers to Jiangmen Huiyuan, Jiangmen Wealth Water, Guizhou Yufeng and Shangxi Wealth;
·	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
·	“Renminbi” and “RMB” refer to the legal currency of China;
·	“SEC” refers to the United States Securities and Exchange Commission;
·	“Securities Act” refers to the Securities Act of 1933, as amended;
·	“Shanxi Wealth” refers to Shangxi Wealth Aluminate Materials Co., Ltd., a PRC limited company;
·	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
·	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
·	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2011	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 – 21

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011 (UNAUDITED)	2010
ASSETS

Current assets:
Cash and cash equivalents	$41,256,204	$33,910,457
Restricted cash	1,620,000	2,287,203
Accounts receivable	1,779,369	655,242
Inventories	1,196,220	697,518
Other	14,075	20,943

Total current assets	45,865,868	37,571,363

Property, plant and equipment and land and mining rights, net	14,984,658	15,163,899

Total assets	$60,850,526	$52,735,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,870,300	$704,166
Accrued expenses	775,019	1,299,042
Other payable	304,526	14,070
Value added taxes payable	907,237	389,053
Other taxes payable	124,554	25,907
Income tax payable	1,688,073	1,105,912

Total current liabilities	6,669,709	3,538,150

Deferred income taxes	279,113	205,078

Total liabilities	6,948,822	3,743,228

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

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net revenue	$16,760,970	$8,878,511
Cost of goods sold	8,510,190	4,667,887

Gross profit	8,250,780	4,210,624

Operating expenses:
Selling and marketing	507,409	309,155
General and administrative	1,046,598	563,910

Total operating expenses	1,554,007	873,065

Income from operations	6,696,773	3,337,559

Other income (expenses):
Research and development	(136,959)	-
Interest income	28,268	11,560

Total other expenses	(108,691)	11,560

Income before provision for income taxes	6,588,082	3,349,119

Provision for income taxes	1,677,078	837,279

Net income	4,911,004	2,511,840

Other comprehensive income - foreign currency translation adjustments	288,738	5,631

Comprehensive income	$5,199,742	$2,517,471

Net income per common share - basic and diluted	$0.18	$0.10

Weighted average number of common shares outstanding - basic and diluted	27,951,700	25,995,150

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
.

Net Income:

Net income was $4,911,004 in the three months ended March 31, 2011 with an increase of $2,399,164 or 95.51% compared to $2,511,840 reported in the three months ended March 31, 2010.  The reason that our net income increased quickly is primarily due to the strong demand of our products and our marketing efforts

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $41.3 million as of March 31, 2011, as compared to $33.9 million as of December 31, 2010. In addition, we also had approximately $1.6 million in restricted cash as of March 31, 2010, as compared to $2.3 million as of December 31, 2010. Our restricted cash is held by AAI as a security deposit for hiring a qualified CFO and IR firm and holding shareholders meeting.  The restricted fund will be released when we meet the requirement above. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $39.2 million and $34.0 million as of March 31, 2011 and December 31, 2010, respectively. The increase of working capital was primarily due to the increase in cash caused by our business growth.

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

Cash Flow

Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2011, compared to net cash provided in operating activities of $2.8 million for the three months ended March 31, 2010. The increase in net cash provided in operating activities was primarily due to an increase in our sales, accounts payable and other payable. Our increase in net cash provided in operating activities for the year ended March 31, 2011 was partially offset by an increase in cash used in inventory and accounts receivable.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms due to a material weakness consisting of a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.  This material weakness could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

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

PART II - OTHER INFORMATION

Item 6.    Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GROWTH CORPORATION

Dated: July 12, 2011	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly authorized officer and principal executive officer)

Dated: July 12, 2011	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer )