Form 10-Q
period 2011-06-30
China Growth CORP
filed 2011-08-15
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of August 12, 2011, 27,951,700 ordinary shares, par value $0.000128 per share.

CHINA GROWTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
		PAGE
Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 6.	Exhibits	31

SIGNATURES		32

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

In addition, unless the context otherwise requires and for the purposes of this report only

·	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
·	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd., a PRC limited company;
·	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
·	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd ., a wholly foreign owned enterprise organized under the PRC laws;
·	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
·	“Operating Company” or “Operating Companies” refers to Jiangmen Huiyuan, Jiangmen Wealth Water, Guizhou Yufeng and Shangxi Wealth;
·	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
·	“Renminbi” and “RMB” refer to the legal currency of China;
·	“SEC” refers to the United States Securities and Exchange Commission;
·	“Securities Act” refers to the Securities Act of 1933, as amended;
·	“Shanxi Wealth” refers to Shangxi Wealth Aluminate Materials Co., Ltd., a PRC limited company;
·	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
·	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
·	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2011 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 23

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011 (UNAUDITED)	2010
ASSETS

Current assets:
Cash and cash equivalents	$41,837,948	$33,910,457
Restricted cash	870,000	2,287,203
Accounts receivable	4,614,475	655,242
Inventories	1,257,386	697,518
Other current assets	15,791	20,943

Total current assets	48,595,600	37,571,363

Property, plant and equipment and land and mining rights, net	14,882,767	15,163,899

Total assets	$63,478,367	$52,735,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,251,875	$704,166
Accrued expenses	694,801	1,299,042
Due to shareholders	14,842	14,070
Value added taxes payable	667,665	389,053
Other taxes payable	155,082	25,907
Income tax payable	1,517,781	1,105,912

Total current liabilities	4,302,046	3,538,150

Deferred income taxes	283,020	205,078

Total liabilities	4,585,066	3,743,228

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 444,804 shares
issued and outstanding on June 30, 2011
and December 31, 2010	57	57
Common stock: $0.000128 par value, 39,062,500
shares authorized, 27,951,700 shares issued
and outstanding on June 30, 2011 and December 31, 2010	3,578	3,578
Additional paid-in capital	24,283,222	24,283,222
Accumulated other comprehensive income	5,553,581	4,603,591
Retained earnings (the restricted portion of retained earnings
is $496,396 on June 30, 2011 and December 31, 2010)	29,052,863	20,101,586

Total shareholders’ equity	58,893,301	48,992,034

Total liabilities and shareholders’ equity	$63,478,367	$52,735,262

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$16,665,595	$12,568,165	$33,426,565	$21,446,676
Cost of revenue	9,094,955	6,439,597	17,605,145	11,107,484

Gross profit	7,570,640	6,128,568	15,821,420	10,339,192

Operating expenses:
Selling and marketing	514,618	349,487	1,022,027	658,642
General and administrative	1,115,739	796,557	2,162,337	1,360,467
Research and development	152,786	-	289,745	-
Total operating expenses	1,783,143	1,146,044	3,474,109	2,019,109

Income from operations	5,787,497	4,982,524	12,347,311	8,320,083

Other income:
Interest income	35,535	14,232	63,803	25,792

Total other income	35,535	14,232	63,803	25,792

Income before provision for income taxes	5,823,032	4,996,756	12,411,114	8,345,875

Provision for income taxes	1,492,687	1,249,431	3,169,765	2,086,710

Net income	4,330,345	3,747,325	9,241,349	6,259,165
Less: cumulative dividends on preferred stock	100,081	-	200,162	-
Net income attributable to common shareholders	$4,230,264	$3,747,325	$9,041,187	$6,259,165

Net income per common share - basic	$0.15	$0.14	$0.32	$0.24

Net income per common share - diluted	$0.14	$0.14	$0.30	$0.24

Weighted average number of common shares outstanding - basic	27,951,700	25,955,150	27,951,700	25,955,150

Weighted average number of common shares outstanding – diluted	31,123,391	25,955,150	31,123,391	25,955,150

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$4,330,345	$3,747,325	$9,241,349	$6,259,165
Other comprehensive income
- foreign currency translation adjustments	661,252	140,284	949,990	145,914
Comprehensive income	$4,991,597	$3,887,609	$10,191,339	$6,405,079

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of January 1, 2010	-	$-	25,955,150	$3,322	$15,072,648
Capital contribution	-	-	-	-	-
Sale of preferred stock	444,804	57	-	-	6,671,974
Beneficial conversion feature associated with convertible Debt	-	-	-	-	500,000
Common stock issued in conversion of debt	-	-	998,275	128	499,872
Common stock issued for services	-	-	998,275	128	1,538,728
Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive income - foreign currency translation Adjustments	-	-	-	-	-

Balance as of December 31, 2010	444,804	57	27,951,700	3,578	24,283,222
Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive income - foreign currency translation Adjustments	-	-	-	-	-

Balance as of June 30, 2011	444,804	$57	27,951,700	$3,578	$24,283,222

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Accumulated
	Other				Total
	Comprehensive	Due From	Retained Earnings		Shareholders’
	Income	Shareholders	Restricted	Unrestricted	Equity

Balance as of January 1, 2010	$3,291,703	$(7,000)	$496,396	$8,984,555	27,841,624
Capital contribution	-	7,000	-	-	7,000
Sale of preferred stock	-	-	-	-	6,672,031
Beneficial conversion feature associated with convertible debt	-	-	-	-	500,000
Common stock issued in conversion of debt	-	-	-	-	500,000
Common stock issued for services	-	-	-	-	1,538,856
Dividends paid	-	-	-	(653,028)	(653,028)
Net income	-	-	-	11,273,663	11,273,663
Other comprehensive income - foreign currency translation adjustments	1,311,888	-	-	-	1,311,888

Balance as of December 31, 2010	4,603,591	-	496,396	19,605,190	48,992,034
Dividends declared	-	-	-	(290,072)	(290,072)
Net income	-	-	-	9,241,349	9,241,349
Other comprehensive income - foreign currency translation adjustments	949,990	-	-	-	949,990

Balance as of June 30, 2011	$5,553,581	$-	$496,396	$28,556,467	$58,893,301

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,241,349	$6,259,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	628,296	564,457
Deferred income taxes	73,080	-
Changes in operating assets and liabilities:
Accounts receivable	(3,904,730)	(877,871)
Inventories	(540,234)	(147,390)
Due from affiliate	-	(114,168)
Other current assets	5,328	-
Accounts payable	528,430	1,492,560
Other accrued liabilities	(617,647)	(1,167)
Value added taxes payable	268,014	177,094
Other taxes payable	127,308	45,382
Income tax payable	385,737	425,689
Net cash provided by operating activities	6,194,931	7,823,751

Cash flows from investing activities:
Purchase of property, equipment and improvement	(51,115)	(1,226)
Decrease in restricted cash	1,417,203	-
Net cash provided by (used in) investing activities	1,366,088	(1,226)

Cash flows from financing activities:
Proceeds received from issuance of convertible note payable	-	250,000
Advances from shareholders	770	-
Dividends paid to shareholder	(290,894)	-
Net cash provided by (used in) financing activities	(290,124)	250,000

Effect of exchange rate changes on cash and cash equivalents	656,596	87,572

Net increase in cash and cash equivalents	7,927,491	8,160,097
Cash and cash equivalents at the beginning of period	33,910,457	12,722,568

Cash and cash equivalents at the end of period	$41,837,948	$20,882,665

Supplemental disclosure of cash flow information:
Income taxes paid	$2,784,028	$1,661,022

Non-cash investing and financing activities:
Cash collateral paid by a major shareholder	$-	$250,000

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation

China Growth Corporation. (“the Company” or “China Growth”) was incorporated in the Cayman Islands on December 7, 2006. The Company was originally organized as a “blank check” shell company to investigate and acquire a target company or business desiring to be a publicly held corporation. Wealth Environmental Protection Group, Inc. (“WEP”) was incorporated under the laws of the British Virgin Islands on June 3, 2010 to serve as an investment holding company. On December 15, 2010, the Company (i) closed a share exchange transaction pursuant to which it became the 100% parent of WEP, and (ii) assumed the operations of WEP and its subsidiaries.

The share exchange transaction has been treated as a recapitalization of WEP, with China Growth emerging as the surviving legal entity and WEP is considered as the acquirer for accounting purpose.  Prior to the recapitalization, the China Growth had essentially no assets or liabilities and issued approximately 96% of its outstanding shares to the shareholders of WEP and their designees in the recapitalization. The historical consolidated financial statements of WEP are retroactively presented as the financial statements of China Growth.   A summary of the Company subsidiaries is currently as follows:

	Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental Protection Group, Inc (“WEP”)	British Virgin Islands June 3, 2010	$7,000	100% Owned	Holding Company

Wealth Environmental Technology Holding Ltd.(“Wealth Technology”) Hong Kong	Hong Kong June 18, 2010	$1,299	100% Owned	Holding Company

Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. (“Jiangmen Huiyuan”) Jiangmen, Guandong Province	Peoples Republic Of China (“PRC”) July 22, 2010	$15,082	100% Owned - Wholly Foreign Owned Entity (“WFOE”)	Holding Company

Jiangmen Wealth Water Purifying Agent Co., Ltd (“Jiangmen Wealth Water”) Jiangmen, Guandong Province	PRC April 25, 2003	$4,049,060	100% Control Through Contractual Arrangements	Manufacturing of water purifying agents

Guizhou Yufeng Melt Co., Ltd. (“Guizhou Yufeng”) Guizhou Provincre	PRC March 25, 2005	$4,233,854	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

Shangxi Wealth Aluminate Materials Co., Ltd Shangxi Province	PRC April 8, 2004	$6,786,056	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

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

Based on Jiangmen Huiyuan’s contractual relationship with Jiangmen Wealth, the Company has determined that a variable interest entity has been created and therefore Jiangmen Wealth is considered a consolidated subsidiary of the Company. Additionally, because all of the companies are currently under common control, the series of agreements and restructurings referred to above have been accounted for as a reorganization of the entities and the financial statements have been prepared as if the reorganization had occurred retroactively.  Accordingly these financial statements present the consolidated operating results, assets and liabilities of Wealth and its subsidiaries, which are collectively referred to as the “Company”.

The Company produces and sells water purifying agents and high-performance aluminate calcium (HAC) powder, the core ingredient of its water purifying agents in China.

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Growth as of June 30, 2011 and the results of operations for the three-month and six-month periods ended June 30, 2011 and June 30, 2010, and the cash flows for the six-month periods ended June 30, 2011 and June 30, 2010. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Principles of Consolidation

These condensed financial statements present the consolidated accounts of WEP and its subsidiaries, Wealth Technology, Jiangmen Huiyan, and its variable interest entities, Jiangmen Wealth Water, Guizhou Yunfeng and Shanxi Wealth, which are collectively referred to as the “Company”. This presentation is based upon the retroactive treatment of series of agreements and restructurings of companies under common control as described in Note (1).

All inter-company transactions and balances have been eliminated in preparation of the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include collectibility of accounts receivable, useful lives and impairment of property and equipment, mineral reserves available for mining production, total expected use of mineral reserves and value and realizability of intangible assets.  Actual results could differ from those estimates.

Segments

For the three months and six months ended June 30, 2011 and 2010, the Company’s operations have been broken down into segment based on production facility, in the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2011 and December 31, 2010 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company’s main source of revenue is generated from sales of water purifying agents and high-performance calcium aluminates powder. The Company recognizes revenue when there is persuasive evidence of a sales arrangement, delivery and acceptance by the customer has occurred, the sales price is fixed or determinable, and collection is probable. Under the Company’s typical sales terms for both water purifying agents and HAC powder, the Company recognizes revenue when product is shipped from its production facilities because shipments are made FOB shipping point with the customer bearing all shipping costs and title and risk of loss transferring to the customer upon shipment. Sales terms for water purifying agents and HAC powder do not include customer acceptance provisions, the right of return (unless the product is proven to be defective) or other post-delivery obligations. The Company has not experienced any significant returns associated with defective product.

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

Major Customers

During the three months and six months ended June 30, 2011 and 2010, there was no customer accounted for 10% or more of our net revenue.

Major Suppliers

During the three months and six months ended June 30, 2011 and 2010, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Supplier 1	12%	*	11%	*
Supplier 2	23%	20%	24%	20%
Supplier 3	17%	17%	17%	17%
Supplier 4	*	11%	*	11%

* Below 10%

Value-Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws. The value-added tax standard rate for sales made by the Company is 17% of the gross sales price and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. When the Company purchases raw materials, the VAT incurred by the Company, and subject to credit, generally varies from 6% to 17% depending on the type of materials or services purchased. There is a significant difference in the VAT that the Company incurs on purchases and the amount the Company bills to customers for sales of HAC powder and water purifying agents due to the fact that the Company converts raw materials from their mined state to finished product and is responsible for the substantial portion of increased value in its products.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the six months ended  June 30, 2011 and 2010, with information related to the liability for uncollected or unremitted VAT at June 30, 2011 and 2010:

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

VAT billed to customers for sales during the period	$6,540,888	$4,111,884
Less: VAT billed to the Company for purchases during the period	2,644,425	1,515,790

Net VAT on transactions took place during the period	3,896,463	2,596,094
Amount remitted to the PRC	(3,617,851)	(2,416,840)
VAT payable at beginning of period	389,053	335,787

VAT payable at period end	$667,665	$515,041

	As of	As of
	June 30,	June 30,
	2011	2010

Liabilities for taxes collected but not remitted	$-	$257,353
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC	667,665	257,688

VAT payable at period end	$667,665	$515,041

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. The adoption of this pronouncement does not have a material impact on the Company’s consolidated results of operations or financial condition.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three months and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to common shareholders - Basic	$4,230,264	$3,747,325	$9,041,187	$6,259,165

Add: cumulative dividends attributable to
6% convertible preferred stock	100,081	-	200,116	-

Net income attributable to
common shareholders - Diluted	$4,330,345	$3,747,325	$9,241,349	$6,259,165

Weighted average number of common shares
outstanding - Basic	27,951,700	25,955,150	27,951,700	25,955,150

Dilutive effect of preferred stock conversion	3,171,691	-	3,171,691	-

Weighted average number of common shares
outstanding - Diluted	31,123,391	25,955,150	31,123,391	25,955,150

Earnings per share:
Basic	$0.15	$0.14	$0.32	$0.24

Diluted	$0.14	$0.14	$0. 30	$0.24

(4)	Contractual Agreements

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

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	Contractual Agreements, continued

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

Subscription Agreement

Pursuant to the Subscription Agreement, the Company is obligated to file a registration statement with the SEC covering the resale of the ordinary shares underlying the Preference Shares and the Warrants (the “Registrable Securities”) no later than thirty (30) days following the closing date. In the event that the registration statement is not timely filed, the Company is obligated to pay to each investor liquidated damages equal to 1% of each investor’s investment per month pursuant to the Subscription Agreement. In addition, the Company must use its best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible, but in no event later than 180 days following the Closing Date (the “Effective Date”). If the registration statement is not declared effective by the SEC on or prior to the Effective Date, then the Company is obligated to pay to each investor liquidated damages equal to 1% of such investor’s investment.

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

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	Contractual Agreements, continued

Subscription Agreement, continued

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

Make Good Escrow Agreement

In connection with the Private Placement, the Company entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement”) with Star Prince, and Access America Investments, LLC as representative of the investors, pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split), to be held in favor of the investors in order to secure certain make good obligations. Under the Make Good Escrow Agreement, the Company established minimum after tax net income thresholds (as determined in accordance with GAAP and excluding any non-cash expenses and one-time expenses related to the reverse acquisition of WEP and the private placement transaction) of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors will be entitled to receive ordinary shares based upon a pre-defined formula agreed to between the parties. The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under U.S. GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if U.S. GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise. At June 30, 2011, none was due to investors under the Make Good Escrow Agreement.

Holdback Escrow Agreement

In connection with the Private Placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”), with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC (“AAI”), as representative of the investors, pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 will be released to the Company upon the hiring of a chief financial officer (“CFO”) on terms acceptable to Access America Investments, LLC and $667,203 will be released to us upon appointment of the required independent directors to our board of directors. On March 1, 2011, the Company appointed the required independent directors to its board of directors and $667,203 fund held in escrow was released to the Company.   In June 2011, the Company hired a qualified CFO.  Per further negotiation with AAI, $750,000 is still held in Escrow for an additional three months from the date of hiring our new CFO.  At June 30, 2011, the funds remain in escrow under the Holdback Escrow Agreement was $750,000.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	Contractual Agreements, continued

Investor Relations Escrow Agreement

The Company entered into an investor relations escrow agreement with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld.  These funds remain in escrow at June 30, 2011.

Lockup Agreements

In connection with the Private Placement, we also entered into lockup agreements, or the Lockup Agreement, with WEP shareholders, pursuant to which each of WEP Shareholder agreed not to transfer any of the Company’s capital stock held directly or indirectly by them for an eighteen-month period following the closing of the Private Placement, unless it is approved otherwise by Access America Investments, LLC.

(5)	Inventories

A summary of inventories is as follows:

	June 30, 2011	December 31, 2010

Raw Materials	$935,726	$469,793
Work in progress	131,844	39,991
Finished goods	189,816	187,734

	$1,257,386	$697,518

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

(6)	Property, Plant and Equipment and Land and Mining Rights

A summary of property, plant and equipment and land and mining rights is as follows:

	June 30, 2011	December 31, 2010

Leasehold improvement	$3,264,160	$3,200,385
Production equipment	6,566,293	6,426,255
Furniture and fixtures	366,575	320,513
Automobiles	242,801	238,057
Land use rights	2,237,358	2,193,644
Mining rights	8,819,434	8,647,120

	21,496,621	21,025,974
Less: Accumulated depreciation	6,613,854	5,862,075

	$14,882,767	$15,163,899

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	Property, Plant and Equipment and Land and Mining Rights, continued

Depreciation and amortization expense was $314,414 and $295,648 for the three months ended June 30, 2011 and 2010, respectively, and $628,296 and $564,457 for the six months ended June 30, 2011 and 2010, respectively.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation of plant, equipment and improvements	$172,952	$171,690	$343,331	$345,835
Amortization of land use rights	12,278	11,697	24,408	23,386
Amortization of mining rights	129,184	112,261	260,557	195,236

	$314,414	$295,648	$628,296	$564,457

At June 30, 2011 and December 31, 2010, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce:

•	300,000 tons of limestone, from which the calcium needed for production of its products is derived
•	350,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three months and six months ended June 30, 2011 and 2010, the Company had production from its limestone and bauxite mines as follows (in tons):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Limestone	22,751	23,237	48,966	39,040
Bauxite	58,212	53,131	117,399	91,456

(7)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months and six months ended June 30, 2011 and 2010 because substantially all of the Company’s operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of June 30, 2011, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of June 30, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 2010 and 2009, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes, continued

The New CIT Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations.

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

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2011 and 2010.  Following is a reconciliation of the Company’s income tax provision of $1,492,687 and $1,249,431 for the three months ended June 30, 2011 and 2010, respectively, and $3,169,765 and $2,086,710 for the six months ended June 30, 2011 and 2010, respectively,  to the expected US statutory rate of 34%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Computed tax at the U.S. federal statutory rate of 34%	$1,979,831	$1,698,897	$4,219,779	$2,837,598

Tax rate difference between the US and PRC on foreign earnings	(524,073)	(449,708)	(1,117,000)	(751,129)
Change in valuation allowance	49,317	-	90,195	-
Other	(12,388)	242	(23,209)	241

	$1,492,687	$1,249,431	$3,169,765	$2,086,710

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes, continued

At June 30, 2011 and December 31, 2010, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$1,008,913	$918,718
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,083,913	993,718

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(358,020)	(280,078)
Total deferred tax liabilities	(358,020)	(280,078)
Net deferred tax assets before valuation allowance	725,893	713,640
Valuation allowance	(1,008,913)	(918,718)
Net deferred tax liabilities	$(283,020)	$(205,078)

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

(8)	Shareholders’ Equity

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of June 30, 2011 and December 31, 2010 and the balance represents a fully funded General Reserve Fund:

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Shareholders’ Equity

Following is an analysis of the general fund by subsidiary at June 30, 2011 and December 31, 2010:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

(9)	Related Party Balances and Transactions

During the six months ended June 30, 2011, the Company declared and paid a dividend in the amount of $ 290,894 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth.  During the three months ended June 30, 2011, Mr. Tan loaned $770 to the Company.  As of June 30, 2011 and December 31, 2010, amount due to shareholders totaled $14,842 and $14,070, respectively.

During the year ended December 31, 2010, the Company entered into an office lease agreement for its corporate offices in office space owned by Mr. Tan. The lease is for a term of 5 years and provides for monthly lease payments of $11,833. For the three months and six months ended June 30, 2011, the Company recognized approximately $36,000 and $72,000 lease expense related to this office lease in its consolidated financial statements.

During the years ended December 31, 2010, the Company loaned a total amount of $115,163 and, on a non-interest bearing basis, to an affiliated company, which is owned by the Company’s shareholders, Mr. Tan and Ms. Hong Yu Du (“Ms Du”), the wife of Mr. Tan.   In addition, during the year ended December 31, 2010, through a restructuring process, Jiangmen Wealth paid $74,705 and $463,160 on behalf of Mr. Tan and Ms. Du to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shainxi Wealth, respectively. Upon completion of this restructuring, the remaining 38% of Shainxi Wealth was owned by Mr. Tan who assigned all the ownership rights including voting rights to Jiangmen Wealth.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth and its subsidiaries after this restructuring.

(10)	Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has three operating segments identified by manufacturing facility and each segment is operated in a separate subsidiary. The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items. The operations and product produced by the Company’s various segments are as follows:

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

·	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

·	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

For the three months ended June 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$9,642,860	$3,313,135	$5,774,184	$-	$(2,064,584)	$16,665,595
Cost of revenue	5,642,772	1,838,522	3,678,245	-	(2,064,584)	9,094,955

Gross profit	4,000,088	1,474,613	2,095,939	-	-	7,570,640

Selling and marketing	256,323	71,776	186,519	-	-	514,618
General and administrative	423,815	160,637	277,199	254,088	-	1,115,739
Research and development	138,624	14,162	-	-	-	152,786

Income from operations	$3,181,326	$1,228,038	$1,632,221	$(254,088)	$-	$5,787,497

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information, continued

For the three months ended June 30, 2010

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$6,983,880	$2,368,978	$4,564,101	$-	$(1,348,794)	$12,568,165
Cost of revenue	3,921,972	1,308,439	2,557,980	-	(1,348,794)	6,439,597

Gross profit	3,061,908	1,060,539	2,006,121	-	-	6,128,568

Selling and marketing	183,815	50,119	115,553	-	-	349,487
General and administrative	391,837	108,416	198,345	97,959	-	796,557
Research and development	-	-	-	-	-	-

Income from operations	$2,486,256	$902,004	$1,692,223	$(97,959)	$-	$4,982,524

For the six months ended June 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$18,037,879	$6,665,704	$12,737,275	$-	$(4,014,293)	$33,426,565
Cost of revenue	10,686,885	3,502,202	7,430,351	-	(4,014,293)	17,605,145

Gross profit	7,350,994	3,163,502	5,306,924	-	-	15,821,420

Selling and marketing	504,364	146,866	370,797	-	-	1,022,027
General and administrative	840,461	300,231	543,552	478,093	-	2,162,337
Research and development	275,583	14,162	-	-	-	289,745

Income from operations	$5,730,586	$2,702,243	$4,392,575	$(478,093)	$-	$12,347,311

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information, continued

For the six months ended June 30, 2010

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$11,607,983	$4,012,560	$8,050,677	$-	$(2,224,544)	$21,446,676
Cost of revenue	6,577,883	2,251,302	4,502,843	-	(2,224,544)	11,107,484

Gross profit	5,030,100	1,761,258	3,547,834	-	-	10,339,192

Selling and marketing	334,450	93,158	231,034	-	-	658,642
General and administrative	574,878	209,394	432,476	143,719	-	1,360,467
Research and development	-	-	-	-	-	-

Income from operations	$4,120,772	$1,458,706	$2,884,324	$(143,719)	$-	$8,320,083

As of June 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Current assets	$19,912,595	$8,355,925	$14,061,013	$6,266,067	$-	$48,595,600
Property, plant and equipment,
land use and
mining rights	2,652,762	5,020,909	7,209,096	-	-	14,882,767

Total assets	$22,565,357	$13,376,834	$21,270,109	$6,266,067	$-	$63,478,367

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our products are manufactured and distributed by our Operating Companies. Jiangmen Wealth Water is engaged in the production and sale of water purifying agents. Water purifying agent’s core raw material is HAC powder, which is exclusively supplied by Guizhou Yufeng, a wholly owned subsidiary of Jiangmen Wealth Water. Although Guizhou Yufeng sells HAC powder to third party customers, it prioritizes the supply to Jiangmen Wealth Water over third party customers and ensures that its supply meets the demand of Jiangmen Wealth Water before products being sold to other customers. Shanxi Wealth also manufactures HAC powder and distributes all of its products to third party customers. HAC powder’s core raw materials are aluminates ore and limestone from, respective obtained from their self-owned mines.

Results of Operations

The following table shows key components of our results of operations during the three months and six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total revenue.

	Three Months Ended June 30,
	2011	% of Revenue	2010	% of Revenue

Net revenue	$16,665,595	100.00%	$12,568,165	100.00%
Cost of revenue	9,094,955	54.57%	6,439,597	51.24%

Gross profit	7,570,640	45.43%	6,128,568	48.76%

Operating expenses:
Selling and marketing	514,618	3.09%	349,487	2.78%
General and administrative	1,115,739	6.69%	796,557	6.34%
Research and development	152,786	0.92%	-	0.00%
Total operating expenses	1,783,143	10.70%	1,146,044	9.12%

Income from operations	5,787,497	34.73%	4,982,524	39.64%

Other income - Interest income	35,535	0.21%	14,232	0.11%

Total other income	35,535	0.21%	14,232	0.11%

Income before provision for income taxes	5,823,032	34.94%	4,996,756	39.75%

Provision for income taxes	1,492,687	8.96%	1,249,431	9.94%

Net income	4,330,345	25.98%	3,747,325	29.81%

	Six Months Ended June 30,
	2011	% of Revenue	2010	% of Revenue

Net revenue	$33,426,565	100.00%	$21,446,676	100.00%
Cost of revenue	17,605,145	52.67%	11,107,484	51.79%

Gross profit	15,821,420	47.33%	10,339,192	48.21%

Operating expenses:
Selling and marketing	1,022,027	3.06%	658,642	3.07%
General and administrative	2,162,337	6.47%	1,360,467	6.34%
Research and development	289,745	0.87%	-	0.00%
Total operating expenses	3,474,109	10.40%	2,019,109	9.41%

Income from operations	12,347,311	36.93%	8,320,083	38.80%

Other income - Interest income	63,803	0.19%	25,792	0.12%

Total other income	63,803	0.19%	25,792	0.12%

Income before provision for income taxes	12,411,114	37.12%	8,345,875	38.92%

Provision for income taxes	3,169,765	9.48%	2,086,710	9.73%

Net income	9,241,349	27.64%	6,259,165	29.19%

Three Months and Six Months Ended June 30, 2011 and June 30, 2010:

Revenue:

Revenue increased by $4,097,430 or 33%, to $16,665,595 for three months ended June 30, 2011 from $12,568,165 for the three months ended June 30, 2010, and increased by $11,979,889 or 56% to $33,426,565 for the six months ended June 30, 2011 from $21,446,676 for the six months ended June 30, 2010 . The increase in revenue for the three months and six months ended June 30, 2011 was primarily due to the increased sales contributed by sale unit price increase, sales generated from new customers and distributers, and overall increase in volume from our existing customers.

Our revenue from sales of water purifying agents for the three months ended June 30, 2011 was $9,642,860 and for the three months ended June 30, 2010 was $6,983,880, representing an increase of $2,658,980 or approximately 38%. Our revenue from sales of water purifying agents for the six months ended June 30, 2011 was $18,037,879 and for the six months ended June 30, 2010 was $11,607,983, representing an increase of $6,429,896 or approximately 55%. The increase was due to continuous increase of the sales of our water purifying agents through expansion of our customer base and increased orders from our existing customers.

Our revenue from sales of HAC powder for the three months ended June 30, 2011 was $7,022,735 and for the three months ended June 30, 2010 was $5,584,285, representing an increase of $1,438,450 or approximately 26%. Our revenue from sales of HAC powder was $15,388,686 for the six months ended June 30, 2011 and was $9,838,693 for the six months ended June 30, 2010, representing an increase of $5,549,993 or approximately 56%. Our revenues for sales of HAC powder increased at a lower rate in the second quarter of 2011 since we reduced our sales prices in order to better compete with our other competitors.  In the first quarter of 2011, we increased our sales prices which caused the slowdown of our customer orders. Consequently we dropped our prices in second quarter of 2011 in order to regain our customers’ orders. These steps caused our net sales for HAC powder in the second quarter to be less than those in the first quarter of 2011. We expect our sales for HAC powder for the second half of 2011 remain strong.

Cost of Revenue:

Cost of revenue increased by $2,655,358, or 41%, to $9,094,955 for the three months ended June 30, 2011 from $6,439,597 for the three months ended June 30, 2010 and increased by $6,497,661, or 58%, to $17,605,145 for the six months ended June 30, 2011 from $11,107,484 for the six months ended June 30, 2010. The increase in the cost of revenue was mainly due to the increase in sales of our products and was in line with the increase of our revenue.

Cost of revenue from sales of water purifying agents for the three months ended June 30, 2011 were $3,575,188, an increase of $1,002,010 or 39%, from $2,573,178 for the same period in 2010.  Cost of revenue from sales of water purifying agents for the six months ended June 30, 2011 were $6,672,592, an increase of $2,319,253 or 53%, from$4,353,339 for the same period in 2010.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 37% and 37% for the three months ended June 30, 2011 and 2010, respectively, and 37% and 38% for the six months ended June 30, 2011 and 2010, respectively. The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents.

Cost of revenue from sales of HAC powder for the three months ended June 30, 2011 were $5,516,767, an increase of $1,650,348 or 43%, from $3,866,419 for the same period in 2010.   Cost of revenue from sales of HAC powder for the six months ended June 30, 2011 were $10,932,553, an increase of $4,178,408 or 62%, from $6,754,145 for the same period in 2010. As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 79% and 69% for the three months ended June 30, 2011 and 2010, respectively, and 71% and 69% for the six months ended June 30, 2011 and 2010. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder.

Gross profit and Gross Profit Margin:

Our gross profit increased by $1,442,072 or 24% to $7,570,640 for the three months ended June 30, 2011 from $6,128,568 for the three months ended June 30, 2010, and increased by $5,482,228 or 53% to $15,821,420 for the six months ended June 30, 2011 from $10,339,192 for the six months ended June 30, 2010. Our gross profit margin (gross profit divided by net revenue) decreased to 45.43% for the three months ended June 30, 2011from 48.76% for the three months ended June 30, 2010 and decreased to 47.33% for the six months ended June 30, 2011 from 48.21% for the three months ended June 30, 2010.  The decrease in gross margin was primarily due to the selling price reduction for the HAC powder in the second quarter of 2011 to better compete with our competitors.  We expect our gross profit margin in the second half of 2011 to be comparable to that in the first half of 2011.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $165,131or 47% to $514,618 for the three months ended June 30, 2011 from $349,487 for the three months ended June 30, 2010 and increased by $363,385 or 55% to $1,022,027 for the six months ended June 30, 2011 from $658,642 for the six months ended June 30, 2010.   The increase in our selling and marketing expenses in 2011 was primarily attributable to increase in head counts in the sales and marketing department which was in line with the increase of our revenue.

General and Administrative Expenses:

Our general and administrative expenses increased by $319,182 or 40% to $1,115,739 for the three months ended June 30, 2011 from $796,557 for the three months ended June 30, 2010 and  increased by $801,870 or 59% to $2,162,337 for the six months ended June 30, 2011 from $1,360,467 for the six months ended June 30, 2010.  The increase in our general and administrative expenses was primarily attributable to the increase of professional expense as being a public reporting company in United States.   We also increased our head counts as our business continues to grow.

Research and Development Cost:

We incurred $152,786 and $289,745 for the three months and six months ended June 30, 2011 as we engaged an external firm to develop new products in order to continue to launch new products in the future.  We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Other income (Expense):

Our interest income increased by $21,303,or 150% to $35,535 for the three months ended June 30, 2011 from $14,232 for the three months ended June 30, 2010 and increase by $38,011,or 147% to $63,803 for the six months ended June 30, 2011 from $25,792 for the six months ended June 30, 2010.  The increase was primarily due to the increase in cash balance in banks as a result of our continuous increase in profits and the private placements took place in December 2010.

Net Income:

Net income increased by $582,020 or 16% to $4,330,345 for the three months ended June 30, 2011 from $3,747,325 for the three months ended June 30, 2010, and  increased by $2,982,184 or 48% to $9,241,349 for the three months ended June 30, 2011 from $6,259,165 for the six months ended June 30, 2010.   The increase of our net income was primarily due to the strong demand of our products as a result of our marketing efforts while we can continue keep our cost of revenue and other operating costs at the reasonable level.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $41.8 million as of June 30, 2011, as compared to $33.9 million as of December 31, 2010.  In addition, we also had approximately $870,000 in restricted cash as of June 30, 2011, as compared to $2.3 million as of December 31, 2010. Our restricted cash is held by Access America Investments, LLC (“AAI”) as a security deposit for hiring a qualified chief financial officer (“CFO”) and investor relation firm and holding shareholders meeting.   In June 2011, we hired a qualified CFO.  Per further negotiation with AAI, $750,000 is still held in Escrow for an additional three months from the date of hiring our new CFO.  $120,000 will continue to be held in the Escrow until we engage an Investor Relation firm.

Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC, which do not provide insurance for funds held on deposit.  In the event of a bank failure, we may incur loss for our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $44.3 million and $34.0 million as of June 30, 2011 and December 31, 2010, respectively. The increase of working capital was primarily due to the increase in cash flow generated from our profitable operations.

Our accounts receivable has been a small portion of our current assets, representing $4.6 million and $0.7 million, or 9.5% and 1.7% of current assets, as of June 30, 2011 and December 31, 2010, respectively.  During the six months ended June 30, 2011, our accounts receivable increased substantially as some of our customers requested longer credit terms from us due to the credit tightening from their banks as part of the China government policy.   If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during six months ended June 30, 2011 and the year ended December 31, 2010. As of June 30, 2011, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the six months ended June 30, 2011 and the year ended December 31, 2010.

Inventories amounted to $1.3 million as of June 30, 2011, as compared to $0.7 million as of December 31, 2010.   Since our mines can provide stable and sufficient supplies of raw materials for our productions and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

On December 15, 2010, the Company obtained financing of $6,672,031 in a private placement. We used the proceeds from the private placement to provide working capital, production capacity expansion, technology and product research and development, and basic research and application product development..

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds are approximately $402,000 for the six months ended June 30, 2011. We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of unpaid social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit.  We believe that we can continue meeting our cash funding requirements for our business in this manner over the next twelve months.

We do not have a present plan with respect to steps to expand our production or a reasonable estimate of the capital expenditures associated with the expansion.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$6,194,931	$7,823,751
Net cash provided by (used for) investing activities	1,366,088	(1,226)
Net cash provided by (used for) financing activities	(290,124)	250,000
Effect of exchange rate changes on cash and cash equivalents	656,596	85,572
Cash and cash equivalents at the beginning of period	33,910,457	12,722,568
Cash and cash equivalents at the end of period	$41,837,948	$20,882,665

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2011, compared to net cash provided by operating activities of $7.8 million for the six months ended June 30, 2010. The decrease of net cash provided by operating activities was primarily due to an increase of accounts receivable of $3.9 million in 2011 as compared to $877,000 in 2010, an increase of inventories of $540,000 in 2011 as compared to $147,000 in 2010 and increase of accounts payable of $528,000 in 2011 as compared to $1.5 million in 2010, which such effects from operating activities were partially offset by an increase in our net income to $9.2 million in 2011 from $6.3 million in 2010.

Investing activity during the six months ended June 30, 2011 included the purchasing of equipment of approximately $51,000 and releasing of restricted cash of $1.4 million.  During the six months ended June 30, 2010, we purchased equipment of approximately $1,200.

Financing activities during the six months ended June 30, 2011 included approximately $291,000 for dividends paid to our chairman and CEO.  During the six months ended June 30, 2010, we received cash of $250,000 related to the execution of the convertible note.

Based upon our present plans, we believe that cash on hand and cash flow from operations will be sufficient to fund our current capital needs. We expect that our primary sources of funding this year will be from cash flow from operations. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control our cost of revenue and other operating expenses. If we do not have sufficient cash, we would have to obtain additional debt financing or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Reconciliation of the Effect of Exchange Rates on Cash and Cash Equivalents

Our cash accounts are denominated in RMB and the absolute amount of RMB that we hold is unaffected by the change in the exchange rate of the RMB, our functional currency,  as compared to the US Dollar, our reporting currency. The effect of exchange rate changes on cash represents changes in the value of our cash accounts because the USD to RMB exchange rate has changed during the reporting periods. When the USD declines in value against the RMB, the translation of our financial statements at year end exchange rates yields an increase in the reported amount of cash in USD. A summary of the effect of exchange rates on cash and cash equivalents follows:

	Six Months Ended June 30,
	2011	2010

Effect on beginning cash at period end exchange rate	$591,843	$53,600
Effect from operating activities during the period	68,383	32,925
Effect from investing activities during the period	(543)	(5)
Effect from financing activities during the period	(3,087)	1,052
Effect of exchange rate changes on cash	$656,596	$87,572

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

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

Revenue recognition.  We recognize revenue from the sales of products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Revenue is presented net of value added tax (“VAT”), sales rebates and returns.  No return allowance is made as product returns are insignificant based on historical experience.

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

Inventories. Inventories comprise of raw materials and finished goods which are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include materials, direct labor, and manufacturing overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

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

China

Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33%, which included a 30% state income tax and a 3% local income tax. On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China contained in our Current Report on Form 8-K dated December 15, 2010, as amended. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

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

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that , as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2010, that have not been fully remediated as of June 30, 2011.

Remediation Activities

We implemented or in the process of implementing the following steps to remediate the material weakness identified above:

(1)  We hired a consultant with extensive experience in U.S. GAAP and SEC reporting in May 2011 to better improve our knowledge of U.S. GAAP and SEC reporting.
(2)  We hired a qualified chief financial officer in June 2011 to improve our internal control over financial reporting.
(3)  We plan to provide training to our accounting personnel to improve their knowledge of U.S. GAAP.

However there is no guarantee that such remediation activities can effectively cure our material weakness as identified above.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2011, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its Internal Control over Financial Reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GROWTH CORPORATION

Dated: August 15, 2011	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly authorized officer and principal executive officer)

Dated: August 15, 2011	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer )

Exhibit Index

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.