Form 10-K/A
period 2010-12-31
China Growth CORP
filed 2011-08-17
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.3 to FORM 10-K

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This amendment No.3 to Annual Report on Form 10-K (this “Amendment”) is being filed to incorporate changes to the Annual Report on Form 10-K filed by the Company on April 15, 2011 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Form 10-K.  Except for the references to the Company’s Chief Financial Officer newly appointed on June 28, 2011, unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the original filing of Form 10-K, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. This Amendment should be read in conjunction with the Form 10-K and the Company’s filings made with the Commission subsequent to the Form 10-K, including any amendments to those filings.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Mingzhuo Tan (1)	39	Chairman, President, Chief Executive Officer, Treasurer and Secretary
Hongyu Du (2)	39	Director
Siqi Kang (2)	53	Director
Joseph Levinson (2)	34	Director
Huaili Zheng (2)	53	Director
Tin Nang (Chris) Lui (3)	53	Chief Financial Officer
Patrick S.H. Chan (4)	58	Former Interim Chief Financial Officer

(1)	Mr. Tan, our Chief Executive Officer, was appointed as the Chairman of our board of directors on December 15, 2010 upon the closing of the Share Exchange.

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

(3) (4)
Mr. Tin Nang (Chris) Lui was appointed as our Chief Financial Officer on June 28, 2011.

Mr. Chan, was appointed as our interim Chief Financial Officer on December 15, 2010 upon the closing of the Share Exchange, and was later dismissed by us from such position on June 28, 2011. Mr. Chan’s dismissal is not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

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

Patrick S.H. Chan, Age 58, Former Interim Chief Financial Officer

Mr. Chan served as our interim Chief Financial Officer from September 2010 to June 28, 2011, as a full-time employee. Prior to that, he served as chairman assistant in Jiangmen Wealth Water from 2008 to August 2009, during which period, he also served as operating and sales development supervisor for the northern Asia department of Kozen Group. Between 2001 and 2008, he served as the general manager of the Tianjing branch of Ionics Enersave. In 1983, he was appointed as Group Financial & Administration Director. In May 1986 he returned to Hong Kong and joined the Delta Group as Financial Controller and Director where he helped develop a new business in the field of electronics. Mr, Chan joined the China Port& Harbour Services Group in their operations in Saudi Arabia as the assistant to the President from 1980 and was later promoted to Regional Financial General Manager and become the Resident Director of one of the group companies in Jeddah. He is engaged in sales development and management for a long time, has experienced practice in marketing, service network and service teamwork establishment, familiar with financial control, and has rich constructive opinions and consultation in enterprise’s development and investment.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2010 and 2009

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mingzhuo Tan	2010	46,030	-	-	-	46,030
(President and Chief Executive Officer)	2009	5,352	-	-	-	5,352

Patrick S.H. Chan	2010	14,328	-	-	-	14,328
(Former Interim Chief Financial Officer) (1)	2009	14.,286	-	-	-	14,286

Tin Nang (Chris) Lui	2010	0(2)	-	-	-	0(2)
(Chief Financial Officer)	2009	0(2)	-	-	-	0(2)

Binquan Chen (3)	2010	28,478	-	-	-	28,470
(Vice General Manager)	2009	4,151	-	-	-	4,151

Hongyu Du (3)	2010	25,075	-	-	-	25,075
(Financial Directors)	2009	3,035	-	-	-	3,035

(1)
Mr. Chan, was appointed as our interim Chief Financial Officer on December 15, 2010 upon the closing of the Share Exchange, and was later dismissed by us from such position on June 28, 2011. Mr. Chan’s dismissal is not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

(2)
Mr. Lui was not the Chief Financial Officer of the Company for 2009 or 2010, and therefore no compensation is reported for these two years.  Mr. Lui was appointed as the Chief Financial Officer on June 28, 2011, and he is entitled to receive an annual salary of $60,000.

(3)	Although they are not executive officers, based on upon the compensation received, Mr. Chen and Mr. Du qualify as named executive officers for purposes of this table.

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

	Before the Share Exchange				After the Share Exchange
	Number and			%	Number and			%
Name and Address	Title of Shares	%	%	Total	Title of Shares	%	%	Total
of Beneficial	Beneficially	Ordinary	Preference	Voting	Beneficially	Ordinary	Preference	Voting
Owner	Owned(1)	Shares(2)	Shares(3)	Power(4)	Owned(1)	Shares(2)	Shares(3)	Power(4)

Officers and Directors
Mingzhuo Tan (5)	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

Patrick S.H. Chan (6)	0	*	*	*	0	*	*	*

Tin Nang (Chris) Lui	0	*	*	*	0	*	*	*

Hongyu Du	0	*	*	*	0	*	*	*
Siqi Kang	0	*	*	*	0	*	*	*
Joseph Levinson	0	*	*	*	0	*	*	*
Huaili Zheng	0	*	*	*	0	*	*	*

All officers and directors as a group	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

5% Security Holders
Star Prince Limited（7）	0	*	*	*	12,834,964	41.24%	*	41.24%
					(Ordinary)

Access America Fund, LP (8)	390,625	39.13%	*	39.13%	2,220,789(7)	7%	52.46%	12.55%

800 Town & Country Blvd., Suite 420					(Ordinary)
Houston, Texas 77024					and
					233,334
					(Preference)

Mid-Ocean Consulting Ltd (9)	78,125	7.82%	*	7.82%	78,125	*	*	*
32 Governors Cay, Nassau, Bahamas					(Ordinary)
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
(6)
Mr. Chan, was appointed as our interim Chief Financial Officer on December 15, 2010 upon the closing of the Share Exchange, and was later dismissed by us from such position on June 28, 2011. Mr. Chan’s dismissal is not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

(7)	Star Prince Limited’s address is Quastisky Building P.O. Box 4389, Road Town, Tortola, British Virgin Islands.
(8)
Includes 831,898 Ordinary Shares issuable upon exercise of a warrant and 998,275 Ordinary Shares (issuable upon conversion of two senior secured notes. Christopher Efird is the Managing Partner of Access America Fund, LP and has voting and dispositive control over securities held by it.

(9)
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

China Growth Corporation

Date: August 17, 2011	By:	/s/ Mingzhuo Tan
Mingzhuo Tan
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingzhuo Tan	Chief Executive Officer, President and	August 17, 2011
Mingzhuo Tan	Chairman of the Board of Directors

/s/ Tin Nang (Chris) Lui	Chief Financial Officer and	August 17, 2011
Tin Nang (Chris) Lui	Principal Accounting Officer

/s/ Hongyu Du
Hongyu Du	Director	August 17, 2011

/s/ Siqi Kang
Siqi Kang	Director	August 17, 2011

/s/ Joseph Levinson
Joseph Levinson	Director	August 17, 2011

/s/ Huaili Zheng
Huaili Zheng	Director	August 17, 2011