Form 10-Q
period 2011-09-30
China Growth CORP
filed 2011-11-14
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not Applicable.

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
Yes ☒ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of November 11, 2011, 27,951,700 ordinary shares, par value $0.000128 per share, issued and outstanding.

CHINA GROWTH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
		PAGE
Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 6.	Exhibits	32

SIGNATURES		32

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

CHINA GROWTH CORPORATION AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2011 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 23

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011 (UNAUDITED)	2010
ASSETS

Current assets:
Cash and cash equivalents	$30,174,326	$33,910,457
Restricted cash	870,000	2,287,203
Accounts receivable	5,385,033	655,242
Note receivable	14,087,748	-
Interest receivable	62,612	-
Inventories	1,117,370	697,518
Advances to suppliers	3,803,692	-
Other current assets	15,976	20,943

Total current assets	55,516,757	37,571,363

Property, plant and equipment and land and mining rights, net	14,860,580	15,163,899

Total assets	$70,377,337	$52,735,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,272,137	$704,166
Accrued expenses	741,049	1,299,042
Due to shareholders	14,841	14,070
Value added taxes payable	591,382	389,053
Other taxes payable	133,927	25,907
Income tax payable	1,736,945	1,105,912

Total current liabilities	5,490,281	3,538,150

Deferred income taxes	284,236	205,078

Total liabilities	5,774,517	3,743,228

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 444,804 shares
issued and outstanding on September 30, 2011
and December 31, 2010	57	57
Common stock: $0.000128 par value, 39,062,500
shares authorized, 27,951,700 shares issued
and outstanding on September 30, 2011 and December 31, 2010	3,578	3,578
Additional paid-in capital	24,283,222	24,283,222
Accumulated other comprehensive income	6,187,280	4,603,591
Retained earnings (the restricted portion of retained earnings
is $496,396 on September 30, 2011 and December 31, 2010)	34,128,683	20,101,586

Total shareholders’ equity	64,602,820	48,992,034

Total liabilities and shareholders’ equity	$70,377,337	$52,735,262

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$19,335,053	$14,578,237	$52,761,618	$36,024,913
Cost of goods sold	10,759,594	7,441,198	28,364,739	18,548,682

Gross profit	8,575,459	7,137,039	24,396,879	17,476,231

Operating expenses:
Selling and marketing	568,573	474,840	1,590,600	1,133,482
General and administrative	1,184,947	760,005	3,347,284	2,120,472
Research and development	149,191	-	438,936	-
Total operating expenses	1,902,711	1,234,845	5,376,820	3,253,954

Income from operations	6,672,748	5,902,194	19,020,059	14,222,277

Other income (expense):
Interest income	99,281	19,619	163,084	45,411
Interest expense	-	(135,347)	-	(135,347)

Total other income (expense)	99,281	(115,728)	163,084	(89,936)

Income before provision for income taxes	6,772,029	5,786,466	19,183,143	14,132,341

Provision for income taxes	1,696,209	1,448,486	4,865,974	3,535,196

Net income	5,075,820	4,337,980	14,317,169	10,597,145
Less: cumulative dividends on preferred stock	100,081	-	300,243	-
Net income attributable to common shareholders	$4,975,739	$4,337,980	$14,016,926	$10,597,145

Net income per common share - basic	$0.18	$0.17	$0.50	$0.41

Net income per common share - diluted	$0.16	$0.17	$0.46	$0.41

Weighted average number of common shares outstanding - basic	27,951,700	25,955,150	27,951,700	25,955,150

Weighted average number of common shares outstanding - diluted	31,123,391	25,955,150	31,123,391	25,955,150

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$5,075,820	$4,337,980	$14,317,169	$10,597,145
Other comprehensive income -
foreign currency translation adjustments	633,699	648,323	1,583,689	794,237
Comprehensive income	$5,709,519	$4,986,303	$15,900,858	$11,391,382

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of January 1, 2010	-	$-	25,955,150	$3,322	$15,072,648
Capital contribution	-	-	-	-	-
Sale of preferred stock	444,804	57	-	-	6,671,974
Beneficial conversion feature associated with convertible Debt	-	-	-	-	500,000
Common stock issued in conversion of debt	-	-	998,275	128	499,872
Common stock issued for services	-	-	998,275	128	1,538,728
Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive income - foreign currency translation Adjustments	-	-	-	-	-

Balance as of December 31, 2010	444,804	57	27,951,700	3,578	24,283,222
Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive income - foreign currency translation Adjustments	-	-	-	-	-

Balance as of September 30, 2011	444,804	$57	27,951,700	$3,578	$24,283,222

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Accumulated
	Other				Total
	Comprehensive	Due From	Retained Earnings		Shareholders’
	Income	Shareholders	Restricted	Unrestricted	Equity

Balance as of January 1, 2010	$3,291,703	$(7,000)	$496,396	$8,984,555	27,841,624
Capital contribution	-	7,000	-	-	7,000
Sale of preferred stock	-	-	-	-	6,672,031
Beneficial conversion feature associated with convertible debt	-	-	-	-	500,000
Common stock issued in conversion of debt	-	-	-	-	500,000
Common stock issued for services	-	-	-	-	1,538,856
Dividends paid	-	-	-	(653,028)	(653,028)
Net income	-	-	-	11,273,663	11,273,663
Other comprehensive income - foreign currency translation adjustments	1,311,888	-	-	-	1,311,888

Balance as of December 31, 2010	4,603,591	-	496,396	19,605,190	48,992,034
Dividends declared	-	-	-	(290,072)	(290,072)
Net income	-	-	-	14,317,169	14,317,169
Other comprehensive income - foreign currency translation adjustments	1,583,689	-	-	-	1,583,689

Balance as of September 30, 2011	$6,187,280	$-	$496,396	$33,632,287	$64,602,820

The accompanying notes form an integral part of these consolidated financial statements

CHINA GROWTH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,317,169	$10,597,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	968,021	875,678
Loss on disposal of fixed assets	-	969
Amortization of discount	-	125,000
Deferred income taxes	71,515	-
Changes in operating assets and liabilities:
Accounts receivable	(4,636,449)	(515,203)
Interest receivable	(61,648)	-
Inventories	(391,538)	(204,903)
Advances to suppliers	(3,745,134)	-
Due from affiliate	-	(114,485)
Other current assets	5,333	589
Accounts payable	1,521,773	1,235,830
Accrued expenses	(580,371)	26,583
Value added taxes payable	187,026	18,559
Other taxes payable	105,545	19,455
Income tax payable	586,673	577,303
Net cash provided by operating activities	8,347,915	12,642,520

Cash flows from investing activities:
Purchase of property, equipment and improvement	(194,338)	(1,230)
Proceeds from disposal of property, equipment and improvement	-	735
Decrease in restricted cash	1,417,203	-
Addition to note receivable	(13,870,865)
Net cash provided by (used in) investing activities	(12,648,000)	(495)

Cash flows from financing activities:
Capital contribution		15,082
Proceeds received from issuance of convertible note payable	-	500,000
Due to shareholders ultimately declared as dividend		(537,865)
Advances from shareholders	770	-
Dividends paid to shareholder	(290,829)	-
Net cash provided by (used in) financing activities	(292,059)	(22,783)

Effect of exchange rate changes on cash and cash equivalents	856,013	497,664

Net increase in cash and cash equivalents	(3,736,131)	13,116,906
Cash and cash equivalents at the beginning of period	33,910,457	12,722,568

Cash and cash equivalents at the end of period	$30,174,326	$25,839,474

Supplemental disclosure of cash flow information:
Income taxes paid	$4,207,463	$2,957,893

Non-cash investing and financing activities:
Cash collateral paid by a major shareholder	$-	$250,000

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Growth as of September 30, 2011 and the results of operations for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, and the cash flows for the nine-month periods ended September 30, 2011 and September 30, 2010. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Principles of Consolidation

These condensed consolidated financial statements present the consolidated accounts of WEP and its subsidiaries, Wealth Technology, Jiangmen Huiyan, and its variable interest entities, Jiangmen Wealth Water, Guizhou Yunfeng and Shanxi Wealth, which are collectively referred to as the “Company”. This presentation is based upon the retroactive treatment of series of agreements and restructurings of companies under common control as described in Note (1).

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

Segments

For the three months and nine months ended September 30, 2011 and 2010, the Company’s operations have been broken down into segment based on production facility, in the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2011 and December 31, 2010 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

Major Customers

During the three months and nine months ended September 30, 2011 and 2010, there was no customer accounted for 10% or more of our net revenue.

Major Suppliers

During the three months and nine months ended September 30, 2011 and 2010, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Supplier 1	12%	*	11%	*
Supplier 2	17%	18%	17%	19%
Supplier 3	12%	15%	12%	16%

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

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the nine months ended September 30, 2011 and 2010, with information related to the liability for uncollected or unremitted VAT at September 30, 2011 and 2010:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

VAT billed to customers for sales during the period	$10,322,305	$7,015,153
Less: VAT billed to the Company for purchases during the period	4,089,441	2,546,242

Net VAT on transactions took place during the period	6,232,864	4,468,911
Amount remitted to the PRC	(6,030,535)	(4,443,022)
VAT payable at beginning of period	389,053	335,787

VAT payable at period end	$591,382	$361,676

	As of	As of
	September 30,	September 30,
	2011	2010

Liabilities for taxes collected but not remitted	$-	$153,728
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC	591,382	207,948

VAT payable at period end	$591,382	$361,676

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

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Note Receivable

On August 29, 2011, the Company entered into a secured note receivable agreement with a non-related party in the amount of $14,087,748 (RMB90,000,000).  The note carries an annual interest rate of 9%.  This note expires on November 28, 2011 and is secured by the debtor’s land use right, certain tangible assets and all the business operation rights.

(4)	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three months and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income attributable to common shareholders - Basic	$4,975,739	$4,337,980	$14,016,926	$10,597,145

Add: cumulative dividends attributable to
6% convertible preferred stock	100,081	-	300,243	-

Net income attributable to
common shareholders - Diluted	$5,075,820	$4,337,980	$14,317,169	$10,597,145

Weighted average number of common shares
outstanding - Basic	27,951,700	25,955,150	27,951,700	25,955,150

Dilutive effect of preferred stock conversion	3,171,691	-	3,171,691	-

Weighted average number of common shares
outstanding - Diluted	31,123,391	25,955,150	31,123,391	25,955,150

Earnings per share:
Basic	$0.18	$0.17	$0.50	$0.41

Diluted	$0.16	$0.17	$0.46	$0.41

(5)	Contractual Agreements

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

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Contractual Agreements, continued

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

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Contractual Agreements, continued

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

In connection with filing the registration statement, if the SEC limits the amount of Registrable Securities to be registered for resale pursuant to Rule 415 under the Securities Act, then the Company shall be entitled to exclude such disallowed Registrable Securities (the “Cut Back Shares”) on a pro rata basis among the holders thereof with a first priority given to the shares underlying the Warrants.  The Company shall prepare, and, as soon as practicable but in no event later than the six months from the date the registration statement was declared effective, file with the SEC an additional registration statement (“Additional Registration Statement”) on Form S-1 covering the resale of all of the disallowed Registrable Securities not previously registered on an Additional Registration Statement hereunder.  The Company shall use its best efforts to have each Additional Registration Statement declared effective by the SEC as soon as practicable.  No liquidated damages will accrue on or as to any Cut Back Shares, and the required Filing Date for such additional Registration Statement including the Cutback Shares will be tolled, until such time as the Company is able to effect the registration of the Cut Back Shares in accordance with any SEC comments.  The Company filed the Form S-1 in October 2011 and is currently under the SEC review process.

Make Good Escrow Agreement

In connection with the Private Placement, the Company entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement”) with Star Prince, and Access America Investments, LLC as representative of the investors, pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split), to be held in favor of the investors in order to secure certain make good obligations. Under the Make Good Escrow Agreement, the Company established minimum after tax net income thresholds (as determined in accordance with GAAP and excluding any non-cash expenses and one-time expenses related to the reverse acquisition of WEP and the private placement transaction) of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors will be entitled to receive ordinary shares based upon a pre-defined formula agreed to between the parties. The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under U.S. GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if U.S. GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise. At September 30, 2011, none was due to investors under the Make Good Escrow Agreement.

Holdback Escrow Agreement

In connection with the Private Placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”), with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC (“AAI”), as representative of the investors, pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 will be released to the Company upon the hiring of a chief financial officer (“CFO”) on terms acceptable to Access America Investments, LLC and $667,203 will be released to us upon appointment of the required independent directors to our board of directors. On March 1, 2011, the Company appointed the required independent directors to its board of directors and $667,203 fund held in escrow was released to the Company.   In June 2011, the Company hired a qualified CFO.  Per the Company’s negotiation with AAI in June 2011, $750,000 was released as a result of hiring a CFO and the remaining $750,000 will be released based on the negotiation results in September 2011.  The Company is still in negotiation with AAI about the release of the remaining funds held in escrow.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Contractual Agreements, continued

Investor Relations Escrow Agreement

The Company entered into an investor relations escrow agreement with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld.  These funds remain in escrow at September 30, 2011.

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

(6)	Inventories

A summary of inventories is as follows:

	September 30, 2011	December 31, 2010

Raw Materials	$822,043	$469,793
Work in progress	46,461	39,991
Finished goods	248,866	187,734

	$1,117,370	$697,518

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

(7)	Property, Plant and Equipment and Land and Mining Rights

A summary of property, plant and equipment and land and mining rights is as follows:

	September 30, 2011	December 31, 2010

Leasehold improvement	$3,302,210	$3,200,385
Production equipment	6,655,975	6,426,255
Furniture and fixtures	436,900	320,513
Automobiles	311,556	238,057
Land use rights	2,263,438	2,193,644
Mining rights	8,922,240	8,647,120

	21,892,319	21,025,974
Less: Accumulated depreciation	7,031,739	5,862,075

	$14,860,580	$15,163,899

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Property, Plant and Equipment and Land and Mining Rights, continued

Depreciation and amortization expense was $339,726 and $311,221 for the three months ended September 30, 2011 and 2010, respectively, and $968,021 and $875,678 for the nine months ended September 30, 2011 and 2010, respectively.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation of plant, equipment and improvements	$176,866	$173,741	$520,196	$519,576
Amortization of land use rights	12,448	11,790	36,856	35,176
Amortization of mining rights	150,412	125,690	410,969	320,926

	$339,726	$311,221	$968,021	$875,678

At September 30, 2011 and December 31, 2010, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce:

•	300,000 tons of limestone, from which the calcium needed for production of its products is derived
•	350,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three months and nine months ended September 30, 2011 and 2010, the Company had production from its limestone and bauxite mines as follows (in tons):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Limestone	27,461	22,181	76,428	61,221
Bauxite	66,389	56,136	183,788	147,592

(8)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months and nine months ended September 30, 2011 and 2010 because substantially all of the Company’s operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of September 30, 2011, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of September 30, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 2010 and 2009, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Income Taxes, continued

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

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2011 and 2010.  Following is a reconciliation of the Company’s income tax provision of $1,696,209 and $1,448,486 for the three months ended September 30, 2011 and 2010, respectively, and $4,865,974 and $3,535,196 for the nine months ended September 30, 2011 and 2010, respectively,  to the expected US statutory rate of 34%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computed tax at the U.S. federal statutory rate of 34%	$2,302,490	$1,967,398	$6,522,268	$4,804,996

Tax rate difference between the US and PRC on foreign earnings	(609,483)	(520,782)	(1,726,483)	(1,271,911)
Change in valuation allowance	26,221	-	116,416	-
Other	(23,019)	1,870	(46,227)	2,111

	$1,696,209	$1,448,486	$4,865,974	$3,535,196

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Income Taxes, continued

At September 30, 2011 and December 31, 2010, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	September 30,	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$1,035,134	$918,718
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,110,134	993,718

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(359,236)	(280,078)
Total deferred tax liabilities	(359,236)	(280,078)
Net deferred tax assets before valuation allowance	750,898	713,640
Valuation allowance	(1,035,134)	(918,718)
Net deferred tax liabilities	$(284,236)	$(205,078)

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

(9)	Shareholders’ Equity

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of September 30, 2011 and December 31, 2010 and the balance represents a fully funded General Reserve Fund:

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	Shareholders’ Equity

Following is an analysis of the general fund by subsidiary at September 30, 2011 and December 31, 2010:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

(10)	Related Party Balances and Transactions

During the nine months ended September 30, 2011, the Company declared and paid a dividend in the amount of $290,829 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth.  During the nine months ended September 30, 2011, Mr. Tan loaned $770 to the Company.  As of September 30, 2011 and December 31, 2010, amount due to shareholders totaled $14,841 and $14,070, respectively.

During the year ended December 31, 2010, the Company entered into an office lease agreement for its corporate offices in office space owned by Mr. Tan. The lease is for a term of 5 years and provides for monthly lease payments of $11,833. For the three months and nine months ended September 30, 2011, the Company incurred approximately $36,000 and $107,000, respectively, lease expense related to this office lease in its consolidated financial statements.

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

(11)	Segment Information

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

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11)	Segment Information, continued

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

·	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

·	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

For the three months ended September 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$10,581,290	$3,731,506	$7,016,284	$-	$(1,994,027)	$19,335,053
Cost of revenue	6,223,213	2,060,388	4,470,020	-	(1,994,027)	10,759,594

Gross profit	4,358,077	1,671,118	2,546,264	-	-	8,575,459

Selling and marketing	306,085	73,388	189,100	-	-	568,573
General and administrative	536,415	157,407	282,547	208,578	-	1,184,947
Research and development	140,543	8,648	-	-	-	149,191

Income from operations	$3,375,034	$1,431,675	$2,074,617	$(208,578)	$-	$6,672,748

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11)	Segment Information, continued

For the three months ended September 30, 2010

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$8,120,167	$2,723,177	$5,292,859	$-	$(1,557,966)	$14,578,237
Cost of revenue	4,530,441	1,483,765	2,984,958	-	(1,557,966)	7,441,198

Gross profit	3,589,726	1,239,412	2,307,901	-	-	7,137,039

Selling and marketing	222,612	56,319	195,909	-	-	474,840
General and administrative	336,745	117,683	221,390	84,187	-	760,005
Research and development	-	-	-	-	-	-

Income from operations	$3,030,369	$1,065,410	$1,890,602	$(84,187)	$-	$5,902,194

For the nine months ended September 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$28,619,169	$10,397,210	$19,753,559	$-	$(6,008,320)	$52,761,618
Cost of revenue	16,910,098	5,562,590	11,900,371	-	(6,008,320)	28,364,739

Gross profit	11,709,071	4,834,620	7,853,188	-	-	24,396,879

Selling and marketing	810,449	220,254	559,897	-	-	1,590,600
General and administrative	1,376,876	457,638	826,099	686,671	-	3,347,284
Research and development	416,126	22,810	-	-	-	438,936

Income from operations	$9,105,620	$4,133,918	$6,467,192	$(686,671)	$-	$19,020,059

CHINA GROWTH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11)	Segment Information, continued

For the nine months ended September 30, 2010

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$19,728,160	$6,735,737	$13,343,536	$-	$(3,782,520)	$36,024,913
Cost of revenue	11,108,324	3,735,077	7,487,801	-	(3,782,520)	18,548,682

Gross profit	8,619,836	3,000,660	5,855,735	-	-	17,476,231

Selling and marketing	557,062	149,477	426,943	-	-	1,133,482
General and administrative	911,623	327,077	653,866	227,906	-	2,120,472
Research and development	-	-	-	-	-	-

Income from operations	$7,151,151	$2,524,106	$4,774,926	$(227,906)	$-	$14,222,277

As of September 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Current assets	$23,466,262	$9,757,505	$16,101,200	$6,191,790	$-	$55,516,757
Property, plant and equipment,
land use and
mining rights	2,755,902	4,992,163	7,112,515	-	-	14,860,580

Total assets	$26,222,164	$14,749,668	$23,213,715	$6,191,790	$-	$70,377,337

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following table shows key components of our results of operations during the three months and nine months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total revenue.

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue

Net revenue	$19,335,053	100.00%	$14,578,237	100.00%
Cost of revenue	10,759,594	55.65%	7,441,198	51.04%

Gross profit	8,575,459	44.35%	7,137,039	48.96%

Operating expenses:
Selling and marketing	568,573	2.94%	474,840	3.26%
General and administrative	1,184,947	6.13%	760,005	5.21%
Research and development	149,191	0.77%	-	0.00%
Total operating expenses	1,902,711	9.84%	1,234,845	8.47%

Income from operations	6,672,748	34.51%	5,902,194	40.49%

Other income (expenses):
Interest income	99,281	0.51%	19,619	0.13%
Interest expense	-	0.00%	(135,347)	-0.93%

Total other income (expense)	99,281	0.51%	(115,728)	-0.80%

Income before provision for income taxes	6,772,029	35.02%	5,786,466	39.69%

Provision for income taxes	1,696,209	8.77%	1,448,486	9.94%

Net income	$5,075,820	26.25%	$4,337,980	29.75%

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue

Net revenue	$52,761,618	100.00%	$36,024,913	100.00%
Cost of revenue	28,364,739	53.76%	18,548,682	51.49%

Gross profit	24,396,879	46.24%	17,476,231	48.51%

Operating expenses:
Selling and marketing	1,590,600	3.01%	1,133,482	3.15%
General and administrative	3,347,284	6.34%	2,120,472	5.89%
Research and development	438,936	0.83%	-	0.00%
Total operating expenses	5,376,820	10.18%	3,253,954	9.04%

Income from operations	19,020,059	36.06%	14,222,277	39.47%

Other income (expenses):
Interest income	163,084	0.31%	45,411	0.13%
Interest expense	-	0.00%	(135,347)	-0.38%

Total other income	163,084	0.31%	(89,936)	0.13%

Income before provision for income taxes	19,183,143	36.37%	14,132,341	39.60%

Provision for income taxes	4,865,974	9.22%	3,535,196	9.81%

Net income	$14,317,169	27.15%	$10,597,145	29.79%

Three Months and Nine Months Ended September 30, 2011 and September 30, 2010:

Revenue:

Revenue increased by $4,756,816 or 33%, to $19,335,053 for three months ended September 30, 2011 from $14,578,237 for the three months ended September 30, 2010, and increased by $16,736,705 or 46% to $52,761,618 for the nine months ended September 30, 2011 from $36,024,913 for the nine months ended September 30, 2010. The increase in revenue for the three months and nine months ended September 30, 2011 was primarily due to the increased sales contributed by sale unit price increase, sales generated from new customers and distributers, and overall increase in volume from our existing customers.

Our revenue from sales of water purifying agents for the three months ended September 30, 2011 was $10,581,290 and for the three months ended September 30, 2010 was $8,120,167, representing an increase of $2,461,123 or approximately 30%. Our revenue from sales of water purifying agents for the nine months ended September 30, 2011 was $28,619,169 and for the nine months ended September 30, 2010 was $19,728,160, representing an increase of $8,891,009 or approximately 45%. The increase was due to continuous increase of the sales of our water purifying agents through expansion of our customer base and increased orders from our existing customers.

Our revenue from sales of HAC powder for the three months ended September 30, 2011 was $8,753,763 and for the three months ended September 30, 2010 was $6,458,070, representing an increase of $2,295,693 or approximately 36%. Our revenue from sales of HAC powder was $24,142,449 for the nine months ended September 30, 2011 and was $16,296,753 for the nine months ended September 30, 2010, representing an increase of $7,845,696 or approximately 48%.  In the first quarter of 2011, we increased our sales prices which caused the slowdown of our customer orders. Consequently we dropped our prices in second quarter of 2011 in order to regain our customers’ orders. These steps caused our net sales for HAC powder in the second quarter to be less than those in the first quarter of 2011.   In the third quarter of 2011, our sales prices gradually increased in accordance with the market trend.  The increases in sales were caused by the combination of increases in unit prices and volume.

Cost of Revenue:

Cost of revenue increased by $3,318,396, or 45%, to $10,759,594 for the three months ended September 30, 2011 from $7,441,198 for the three months ended September 30, 2010 and increased by $9,816,057, or 53%, to $28,364,739 for the nine months ended September 30, 2011 from $18,548,682 for the nine months ended September 30, 2010. The increase in the cost of revenue was mainly due to the increase in sales of our products and was in line with the increase of our revenue.  However since the increases of raw materials and overhead cost  have been at a faster pace than the increases of our sales prices, the cost of revenue ratio to revenue has been increasing in the current year as compared to prior year.

Cost of revenue from sales of water purifying agents for the three months ended September 30, 2011 were $4,229,186, an increase of $1,256,711 or 42%, from $2,972,475 for the same period in 2010.  Cost of revenue from sales of water purifying agents for the nine months ended September 30, 2011 were $10,901,778, an increase of $3,575,974 or 49%, from $7,325,804 for the same period in 2010.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 40% and 37% for the three months ended September 30, 2011 and 2010, respectively, and 38% and 37% for the nine months ended September 30, 2011 and 2010, respectively. The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents caused by both increases in sales prices and volume.

Cost of revenue from sales of HAC powder for the three months ended September 30, 2011 were $6,530,408, an increase of $2,061,685 or 46%, from $4,468,723 for the same period in 2010.   Cost of revenue from sales of HAC powder for the nine months ended September 30, 2011 were $17,462,961, an increase of $6,240,083 or 56%, from $11,222,878 for the same period in 2010. As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 75% and 69% for the three months ended September 30, 2011 and 2010, respectively, and 72% and 69% for the nine months ended September 30, 2011 and 2010. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder.

Gross profit and Gross Profit Margin:

Our gross profit increased by $1,438,420 or 20% to $8,575,459 for the three months ended September 30, 2011 from $7,137,039 for the three months ended September 30, 2010, and increased by $6,920,648 or 40% to $24,396,879 for the nine months ended September 30, 2011 from $17,476,231 for the nine months ended September 30, 2010. Our gross profit margin (gross profit divided by net revenue) decreased to 44.35% for the three months ended September 30, 2011from 48.96% for the three months ended September 30, 2010 and decreased to 46.24% for the nine months ended September 30, 2011 from 48.51% for the nine months ended September 30, 2010.  The decrease in gross margin was primarily due to the increases of raw materials and overhead cost at a faster pace than the increases of our sales prices.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $93,733 or 20% to $568,573 for the three months ended September 30, 2011 from $474,840 for the three months ended September 30, 2010 and increased by $457,118 or 40% to $1,590,600 for the nine months ended September 30, 2011 from $1,133,482 for the nine months ended September 30, 2010.   The increase in our selling and marketing expenses in 2011 was primarily attributable to increase in head counts in the sales and marketing department which was in line with the increase of our revenue.

General and Administrative Expenses:

Our general and administrative expenses increased by $424,942 or 56% to $1,184,947 for the three months ended September 30, 2011 from $760,005 for the three months ended September 30, 2010 and  increased by $1,226,812 or 58% to $3,347,284 for the nine months ended September 30, 2011 from $2,120,472 for the nine months ended September 30, 2010.  The increase in our general and administrative expenses was primarily attributable to the increase of professional expense as being a public reporting company in United States, increase of payroll expenses due to increase of our head counts, and increase of rent expenses and other maintenance cost when we moved to a new office in 2011.

Research and Development Cost:

We incurred $149,191 and $438,936, respectively, for the three months and nine months ended September 30, 2011 as we engaged an external firm to develop new products in order to continue to launch new products in the future.  We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Other income (Expense):

Our interest income increased by $79,662 or 406% to $99,281 for the three months ended September 30, 2011 from $19,619 for the three months ended September 30, 2010 and increase by $117,673 or 259% to $163,084 for the nine months ended September 30, 2011 from $45,411 for the nine months ended September 30, 2010.  The increase was primarily due to the increase in cash balance in banks as a result of our continuous increase in profits and the private placements took place in December 2010.  In August 2011, we entered into a secured short-term note receivable in the amount of approximately $14,087,748 with a non-related party.  This note receivable carries an annual interest rate of 9% which generated an interest income of approximately $63,000 during the three months ended September 30, 2011.

Interest expense of $135,347 incurred in 2010 was related to the amortization f discount on the convertible note payable executed in 2010.  We did not enter into any loan payable agreements in 2011 and therefore did not incur any interest expenses in 2011.

Net Income:

Net income increased by $602,493 or 14% to $5,075,820 for the three months ended September 30, 2011 from $4,337,980 for the three months ended September 30, 2010, and  increased by $3,584,677 or 34% to $14,317,169 for the three months ended September 30, 2011 from $10,597,145 for the nine months ended September 30, 2010.   The increase of our net income was primarily due to the strong demand of our products as a result of our marketing efforts while we can continue keep our cost of revenue and other operating costs at the reasonable level.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $30.2 million as of September 30, 2011, as compared to $33.9 million as of December 31, 2010.  In addition, we also had approximately $870,000 in restricted cash as of September 30, 2011, as compared to $2.3 million as of December 31, 2010. Our restricted cash is held by Access America Investments, LLC (“AAI”) as a security deposit for hiring a qualified chief financial officer (“CFO”) and investor relation firm and holding shareholders meeting.   In June 2011, we hired a qualified CFO.  Per the Company’s negotiation with AAI in June 2011, $750,000 was released as a result of hiring a CFO and the remaining $750,000 will be released based on the negotiation results in September 2011.  The Company is still in negotiation with AAI about the release of the remaining funds held in escrow.  $120,000 will continue to be held in the Escrow until we engage an Investor Relation firm.

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

We had working capital of approximately $50.0 million and $34.0 million as of September 30, 2011 and December 31, 2010, respectively. The increase of working capital was primarily due to the increase in cash flow generated from our profitable operations.

Our accounts receivable has been a small portion of our current assets, representing $5.4 million and $0.7 million, or 9.7% and 1.7% of current assets, as of September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011, our accounts receivable increased substantially as some of our customers requested longer credit terms from us due to the credit tightening from their banks as part of the China government policy.   If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during nine months ended September 30, 2011 and the year ended December 31, 2010. As of September 30, 2011, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the nine months ended September 30, 2011 and the year ended December 31, 2010.

On August 29, 2011, we entered into a secured note receivable agreement with a non-related party in the amount of $14,087,748 (RMB90,000,000).  The note carries an annual interest rate of 9%.  This note expires on November 28, 2011 and is secured by the debtor’s land use right, certain tangible assets and all the business operation rights.  Through this note, we are able to earn interest income with our cash at a much higher interest rate than what is being offered by our banks which is generally less than 1% annual interest rate.

Inventories amounted to $1.1 million as of September 30, 2011, as compared to $0.7 million as of December 31, 2010.   Since our mines can provide stable and sufficient supplies of raw materials for our productions and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

On December 15, 2010, the Company obtained financing of $6,672,031 in a private placement. We used the proceeds from the private placement to provide working capital, production capacity expansion, technology and product research and development, and basic research and application product development.

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds are approximately $610,000 for the nine months ended September 30, 2011. We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of unpaid social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

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

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$8,347,915	$12,642,520
Net cash provided by (used for) investing activities	(12,648,000)	(495)
Net cash provided by (used for) financing activities	(292,059)	(22,783)
Effect of exchange rate changes on cash and cash equivalents	856,013	497,664
Cash and cash equivalents at the beginning of period	33,910,457	12,722,568
Cash and cash equivalents at the end of period	$30,174,326	$25,839,474

Net cash provided by operating activities was $8.3 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $12.6 million for the nine months ended September 30, 2010. The decrease of net cash provided by operating activities was primarily due to an increase of accounts receivable of $4.6 million in 2011 as compared to $515,000 in 2010, and an increase of advances to suppliers of $3.7 million in 2011 as compared to $0 in 2010, which such effects from operating activities were partially offset by an increase in our net income to $14.3 million in 2011 from $10.6 million in 2010.

Investing activity during the nine months ended September 30, 2011 included cash disbursements related to the purchases of equipment of approximately $194,000, cash proceeds received through reduction of restricted cash of $1.4 million, and cash disbursements through the execution of a secured short-term note receivable in the amount of $13.9 million.  During the nine months ended September 30, 2010, we purchased equipment of approximately $1,200 and received $735 cash related to sale of fixed assets.

Financing activities during the nine months ended September 30, 2011 included approximately $293,000 for dividends paid to our chairman and CEO.  During the nine months ended September 30, 2010, we received cash of $500,000 related to the execution of the convertible notes and we paid approximately $538,000 as dividends to our shareholders.

Based upon our present plans, we believe that cash on hand and cash flow from operations will be sufficient to fund our capital needs in the next twelve months. We expect that our primary sources of funding in the next twelve months will be from cash flow from operations. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control our cost of revenue and other operating expenses. If we do not have sufficient cash, we would have to obtain additional debt financing or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

	Nine Months Ended September 30,
	2011	2010

Effect on beginning cash at period end exchange rate	$944,951	$270,339
Effect from operating activities during the period	135,562	227,744
Effect from investing activities during the period	(219,921)	(9)
Effect from financing activities during the period	(4,579)	(410)
Effect of exchange rate changes on cash	$856,013	$497,664

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

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that , as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2010, that have not been fully remediated as of September 30, 2011.

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

During the quarter ended September 30, 2011, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its Internal Control over Financial Reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
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

CHINA GROWTH CORPORATION

Dated: November 14, 2011	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly authorized officer and principal executive officer)

Dated: November 14, 2011	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer )

Exhibit Index

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.