Form 10-K
period 2011-12-31
Huixin Waste Water Solutions, Inc.
filed 2012-03-29
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52339

Huixin Waste Water Solutions, Inc.
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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Ordinary Shares, par value $ 0.00018254172 per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of March 28, 2012 the registrant has 19,600,305 ordinary shares, par value $0.00018254172 per share, issued and outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Huixin Waste Water Solutions, Inc. (“Huixin”) and its consolidated subsidiaries, Wealth Environmental Protection, Wealth Environmental Technology, Jiangmen Huiyuan, and its variable interest entities, Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth.

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd, a PRC limited company;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd., a wholly foreign owned enterprise organized under the PRC laws;
●	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
●	“PRC”, “China”, and “Chinese” refer to the People’s Republic of China;
●
“PRC Operating Company” /”PRC Subsidiary” or “PRC Operating Companies” /”PRC Subsidiaries” refers to each of Jiangmen Huiyuan,  Jiangmen Wealth Water, Guizhou Yufeng and Shangxi Wealth, individually or collectively;

●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shanxi Wealth” refers to Shanxi Wealth Aluminate Materials Co., Ltd, a PRC limited company;
●	“Star Prince” refers to Star Prince Limited, a British Virgin Island company and a shareholder of Wealth Environmental Protection;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company;
●	“Wealth Environmental Protection Shareholders” refers to all shareholders of Wealth Environmental Protection, a British Virgin Islands company; and
●	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I

ITEM 1. BUSINESS.

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

Jiangmen Wealth Water’s self-owned production facilities are located at Jiangmen City, Guangdong Province, southeast China, covering an aggregate area of 36.84 mu (approximately 264,361.63 square feet). To expand our sales network and avoid high transportation costs arising from delivery of liquid purifying agent to customers located in different geographic areas, Jiangmen Wealth Water has established production entrustment agreements with four water purifying agent production lines located at Zhaoqing City, Guangdong Province, Yibin City, Sichuan Province, Nanchang City, Jiangxi Province and Hangzhou City, Zhejiang Province (individually, the “Entrusted Production Line,” and collectively, the “Entrusted Production Lines”), that solely produce water purifying agent with our raw materials and pursuant to our production guidance and quality control standards.

Corporate History and Background

We were organized under the laws of the Cayman Islands on September 27, 2006 as a blank check development stage company formed for the purpose of acquiring an operating business, through a stock exchange, asset acquisition or similar business combination.  On December 15, 2010, we completed a reverse acquisition transaction through a share exchange with Wealth Environmental Protection whereby we acquired 100% of the issued and outstanding capital stock of Wealth Environmental Protection. As a result of the reverse acquisition, Wealth Environmental Protection became our wholly-owned subsidiary. As a result of our reverse acquisition of Wealth Environmental Protection, we have assumed the business and operations of Jiangmen Huiyuan with our principle activities engaged in the manufacture of water purifying agents which are distributed in the southern, south-western, mid-eastern, and eastern part of China.

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

On September 29, 2010, Jiangmen Huiyuan entered into a series of contractual agreements with Jiangmen Wealth Water, a company incorporated under the laws of the PRC, and its shareholders, in which Jiangmen Huiyuan effectively assumed management of the business activities of Jiangmen Wealth Water and has the right to appoint all executives and senior management and the members of the board of directors of Jiangmen Wealth Water. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Equity Interest Pledge Agreement and Power of Attorney, through which Jiangmen Huiyuan has the right to provide exclusive complete business support and technical and consulting service to Jiangmen Wealth Water for an annual fee in the amount of Jiangmen Wealth Water’s yearly net profits after tax. Additionally, Jiangmen Wealth Water’s shareholders have pledged their rights, titles and equity interest in Jiangmen Wealth Water as security for Jiangmen Huiyuan to collect consulting and services fees provided to Jiangmen Wealth Water through an Equity Pledge Agreement. In order to further reinforce Jiangmen Huiyuan’s rights to control and operate Jiangmen Wealth Water, the shareholders of Jiangmen Wealth Water have granted Jiangmen Huiyuan the exclusive right and option to acquire all of their equity interests in Jiangmen Wealth Water through an Exclusive Option Agreement. On December 27, 2010, Mr. Tan transferred all of his interest in Shanxi Wealth to Jiangmen Wealth Water, pursuant a share transfer agreement between Mr. Tan and Jiangmen Wealth Water, and Jiangmen Wealth Water became the sole shareholder of Guizhou Yufeng and Shanxi Wealth. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated the operating results, assets and liabilities of Jiangmen Wealth Water within our financial statements.

In August, 2010, Jiangmen Wealth Environmental Protection Stock Co., Ltd. transferred (i) all its equity interests in Jiangmen Wealth Water to Mr. Minzhuo Tan and Ms. Hongyu Du and (ii) all its equity interests in Guizhou Yufeng to Jiangmen Wealth Water and, Jiangmen Wealth Water became the sole shareholder of Guizhou Yufeng.  In September, 2010, Jiangmen Wealth Environmental Protection Stock Co., Ltd. and other minority shareholders of Shanxi Wealth transferred all their equity interests in Shanxi Wealth to Jiangmen Wealth Water and Jiangmen Wealth Water therefore became the 62% shareholder of Shanxi Wealth of which 38% equity interest were held by Mr. Mingzhuo Tan.  In December 2010, Jiangmen Wealth Water became the 100% shareholder of Shanxi Wealth.  Upon the completion of the said transfers, Jiangmen Wealth Environmental Protection Stock Co., Ltd. no longer held any equity interests in our PRC subsidiaries in the Corporate Structure.

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

(4)
On September 29, 2010, each of Mr. Tan and Ms. Du signed a power of attorney which provides that Jiangmen Huiyuan has the power to act as his/her exclusive agent with respect to all matters related to his/her equity interest in Jiangmen Wealth Water while he or she is a shareholder of Jiangmen Wealth Water.

(5)
On December 27, 2010, pursuant a share transfer agreement between Mr. Tan and Jiangmen Wealth Water, Mr. Tan transferred all of his interest in Shan Xi Wealth to Jiangmen Wealth Water for the consideration of a cash payment of RMB 1.9 million (representing $290,520, based upon a conversion rate of 6.54.)

Recent Development

Share Exchange

On December 15, 2010 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) with Wealth Environmental Protection, and Wealth Environmental Protection Shareholders. Pursuant to the terms of the Exchange Agreement, Wealth Environmental Protection Shareholders transferred to us all of the issued and outstanding ordinary shares of Wealth Environmental Protection, in exchange for the issuance of a total of 17,500,000 ordinary shares, par value $0.00018254172 per share (after giving effect to the Reverse Split as defined below), or 96.15% of the ordinary shares of the Company issued and outstanding after the Closing Date (such transaction is hereinafter referred to as the “Share Exchange”).  Pursuant to the Exchange Agreement, Wealth Environmental Protection became our wholly-owned subsidiary. Wealth Environmental Protection holds all of the issued and outstanding capital stock of Wealth Environmental Technology, a company incorporated under the laws of Hong Kong, which is the holding company of Jiangmen Huiyuan which controls Jiangmen Wealth Water, a company organized under the laws of PRC by a series of contractual agreements and arrangements with Jiangmen Wealth Water and/or its shareholders. As a result of the Share Exchange, we are now the holding company of Jiangmen Huiyuan, an indirect wholly-owned subsidiary of Wealth Environmental Protection organized in the PRC.

Private Placement

On December 15, 2010, we completed a private placement transaction with a group of accredited investors. Pursuant to the subscription agreement with the investors (the “Subscription Agreement”), we issued to the investors an aggregate of 222,402 units for a purchase price of $6,672,031, or $30.00 per unit (the “Unit”) (such transaction is hereinafter referred to as the “Private Placement”).  Each Unit consists of two preference shares with each preference share convertible into five (5) (after giving effect to the Reverse Split as defined below and subject to customary adjustments for stock splits, combinations, or equity dividends on ordinary shares) ordinary shares (the “Preference Shares”) and a warrant to purchase five (5) ordinary shares (the “Warrants”) (after giving effect to the Reverse Split as defined below). The Warrants have a term of five (5) years, bear an exercise price of $4.50 per share (after giving effect to the Reverse Split as defined below and subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the Closing Date.

Registration Statement

Pursuant to the Subscription Agreement, we filed a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the ordinary shares underlying the Preference Shares and the Warrants with the SEC. The Registration Statement was declared effective on February 13, 2012.  No liquidated damages were due and payable related to registration rights under the Subscription Agreement as of December 31, 2011 and 2010.

Make Good Escrow Agreement

In connection with the Private Placement, we entered into a make good escrow agreement with Star Prince, and Access America Investments, LLC (“AAI”) as representative of the investors (the “Make Good Escrow Agreement”), pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split defined below), to be held in favor of the investors in order to secure certain make good obligations (the “Escrow Shares”). Under the Make Good Escrow Agreement, we established minimum after tax net income thresholds (as determined in accordance with the United States Generally Accepted Accounting Principles (the “US GAAP”) and excluding any non-cash charges incurred related to the Share Exchange and the Private Placement as described here above)  of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors pro rata based on the number of unites purchased by each Investor in the Offering, will be entitled to receive ordinary shares based upon a pre-defined formula which shall equate to the product of (A) the percentage difference between the applicable performance threshold and actual performance (if both applicable performance thresholds have not been achieved, then the applicable performance threshold yielding the greater difference from actual performance shall be used) times (B) the total number of the Escrow Shares. The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under the GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if the GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise.  For the years ended December 31, 2011 and 2010, the Company achieved the performance thresholds, and none was due to investors under such Make Good Escrow Agreement.

Holdback Escrow Agreement

In connection with the Private Placement, we entered into a Holdback Escrow Agreement with Anslow & Jaclin, LLP (“A&J”), the escrow agent, and AAI, as investor representative (the “Holdback Escrow Agreement”), pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 shall be released to the Company upon the hiring of a chief financial officer on terms acceptable to AAI (the “Chief Financial Officer Holdback”) and $667,203.20 shall be released to us upon appointment of the required independent directors to our board of directors. In March 2011, pursuant to the Holdback Escrow Agreement, $667,203.20 was  released to us upon appointment of the required independent directors to our board of directors.

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to us as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of December 31, 2011, $550,000 remained unreleased.

IR Escrow Agreement

We also entered into an investor relations escrow agreement, or the IR Escrow Agreement, with A&J, the escrow agent, and AAI, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of AAI, which approval cannot be unreasonably withheld.  As of December 31, 2011, $120,000 remained unreleased as we have not hired any investor relations firm.

Lockup Agreements

In connection with the Private Placement, we also entered into lockup agreements, with Wealth Environmental Protection Shareholders, pursuant to which each of Wealth Environmental Protection Shareholders agreed not to transfer any of our capital stock held directly or indirectly by them for an eighteen-month period following the closing of the Private Placement, unless it is approved otherwise by AAI.

The foregoing description of the terms of the Exchange Agreement, the Warrant, the Subscription Agreement, the Make Good Escrow Agreement, the Holdback Escrow Agreement, the IR Escrow Agreement and the Lockup Agreement are qualified in their entirety by reference to the provisions of the agreements filed as Exhibits 2.1, 4.1, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to this report, which are incorporated by reference herein.

Reverse Split

On December 15, 2011 , we effectuated a 1:1.42610714 reverse stock split of the Company’s issued and outstanding ordinary shares such that the share capital of the Company was consolidated and increased from US $5,100 divided into 39,062,500 Ordinary Shares of US$0.000128 par value each and 781,250 Preference Shares of US$0.000128 par value each, to US $7,230.536 divided into 39,062,500 Ordinary Shares of US$0.00018254172 par value each and 781,250 Preference Shares of US$0.000128 par value each (the “Reverse Split”). After the adjustment for such Reverse Split, each Preference Shares will be convertible into 5 ordinary shares and the holder of each Warrant will be entitled to purchase 5 ordinary shares at an exercise price of $4.50 per share.

Industry and Market Overview

The annual amount of wastewater discharge in China has increased from 2006 to 2010 at a 2.9% - 4.8% growth rate per year.  In 2010, the amount of wastewater discharge in China reached 61.73 billion tons (Source: Chart of Annual Change of National Wastewater and Major Pollutants Discharge, Page 19 of the China Environment Condition Report, 2010, released by PRC Environmental Protection Department in May 2011, available at http://www.mep.gov.cn/gzfw/xzzx/). Due to deterioration in both water quantity and quality, water resource protection became a concern on the top of the agenda for both the Chinese government and the Chinese public. The Chinese government has adopted regulations and policies listing waste water disposal and drinking water safety as two issues of priority importance for the mid-term and long-term national development plans. The Chinese government is focused on controlling wastewater disposal rates, increasing the wholesome water coverage rate, raising discharge standards for nitrogen and phosphorus, and raising standards for drinking water.

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

●
Guizhou Yufeng is located in Xinghong Village, Zhazuo Town, Xiuwen County, Guizhou Province. As a PRC limited liability company, it has satisfied each of the enterprise annual inspections during the years from 2005 to 2011. The local business department granted Guizhou Yufeng operation rights from March 2005 to April 2018.

●
Shanxi Wealth is located in Dong Jia Bi Village, Sanquan Town Industrial Zone, Fenyang City of Shanxi Province. As a PRC limited liability company, it has satisfied each of the enterprise annual inspections during the years from the years of 2004 to 2011. The local business department granted Shanxi Wealth operation rights from April 2004 to January 2013.

Development of New Technologies

We are developing new technologies to enhance the quality of our current products and to introduce new products based upon our anticipation of the future market needs. We intend to introduce the following products and technologies to the market in the future:

Flocculent for Enhanced Coagulation for Drinking Water

In 2010 the Chinese government raised the standard for drinking water regarding turbidity, organic matter and a number of other indicators. Anticipating the future implementation of the stricter new drink water standard, most Chinese water companies contemplate upgrading their technologies to meet the government’s requirements. Flocculent for enhanced coagulation is widely accepted in the industry as the response to the stricter requirements and solution to the upgrading. Wee were working with Chongqing University to develop flocculent for enhanced coagulation for drinking water. We have not entered into any agreement in connection with the cooperation with Chongqing University. We started our cooperation with Chongqing University in 2005 and have not paid considerations to Chongqing University in connection with such cooperation. We initially expected to put this new product on the market in mid-2011.   However since the developed product did not have an outcome as expected.  We did not officially launch this product.

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

Aluminum Recovery Technology

Research & Development Activities

We incurred $604,549 and $0 of research and development cost during the years ended December 31, 2011 and 2010, respectively.  We incurred costs in estimated amounts of $147,900 in conducting research and developing new products and technology for 2010. We believe that such expenditures do not meet the requirements to be classified as research and development costs under ASC 730.

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

In addition to our independent research, we also collaborate with renowned research institutes in developing water purifying agents and other environment protection products. For example, we work with the College of Environmental Science and Engineering of Tongji Unviersity in setting up a post-doctoral research center focused on developing pollution prevention technology; and we work with Chongqing University on several environment-related research projects. Through collaboration with these institutions, we have further bolstered the research ability of our research and development team, expanded our experimental experience, and we expect to maintain our position in the water purifying industry in China. We have no expenses on research and development activities during each of the last two fiscal years.

Customer Concentration

Our customers place order on an annual basis. It is our business practice to obtain demand from our customers at the beginning of each year, pursuant to the annual needs placed in purchase agreements. Actual sales revenues generated from each customer may vary from the annual need thereto provided in such purchase agreements.  No single customers are accounted for more than 10% of our net revenues. The following summarizes the net revenue of our largest ten customers for each of our two products, Water Purifying Agent, and HAC Powder for the year of 2011.

 Water Purifying Agent

The following table sets forth the largest ten customers of our water purifying agent based upon the percentage of our water purifying agent net revenue for the year of 2011:

Rank	Amount (US Dollar)	% of Revenue
Customer 1	3,622,903	9.66%
Customer 2	2,773,364	7.40%
Customer 3	2,534,828	6.76%
Customer 4	2,205,585	5.88%
Customer 5	2,175,929	5.80%
Customer 6	1,735,588	4.63%
Customer 7	1,722,644	4.59%
Customer 8	1,719,704	4.59%
Customer 9	1,592,079	4.25%
Customer 10	1,581,643	4.22%
Total	21,664,267	57.78%

HAC Powder

The following table sets forth customer concentration of HAC Powder based upon the percentage of our HAC Powder net revenue for the year of 2011:

Rank	Amount (US Dollar)	% of Revenue
Customer 1	2,002,256	6.10%
Customer 2	1,984,766	6.05%
Customer 3	1,829,784	5.58%
Customer 4	1,662,367	5.07%
Customer 5	1,643,975	5.01%
Customer 6	1,304,936	3.98%
Customer 7	1,205,557	3.67%
Customer 8	1,073,550	3.27%
Customer 9	1,001,556	3.05%
Customer 10	964,361	2.94%
Total	14,673,108	44.72%

Sales Network and Sales Model

Water Purifying Agent

Our current sales network of water purifying agent covers four geographic areas of China, including the Southwest, South, Central, East of China. These geographic regions include some of the most developed economic areas in China and, accordingly, the local governments pay great attention to environmental issues, such as purifying waste water. We adopt a “regional production and sales” model with each of our self-owned production facilities in Jiangmen City, Guangdong Province, and the four Entrusted Production Lines responsible for meeting the market demand within its covered selling areas in order to minimize transportation costs.

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

Marketing Plan for the Next Three Years

●	Expand the distribution coverage of our products.

●	Establish contract with clients in operating their wastewater treatment systems, and develop long term business relationship by sharing with them our pollution treatment experiences.

●	Take priority in addressing the market in the severely polluted, economically developed coastal areas, set up local factories for the largest purchasers, and cover the clients in the surrounding area

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

●
Scale advantages: We are a leading producer of water purifying agent and high calcium aluminate powder in China, with an annual production and distribution of approximately 290,000 and 240,000 tons of water purifying agent and approximately 277,000 and 230,000 tons of HAC powder for the years ended December 31, 2011 and 2010, respectively. Our operating scale has given us considerable competitive advantage in the aspects of reducing costs and developing new products to accommodate to the ever-evolving demands of the market.

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

Employees

As of December 31, 2011, we have 393 employees and all of the 393 employees are full-time employees, among whom 360 employees hold a Bachelor’s Degree or lower degrees, 27 employees have a Master’s Degree, 5 employees have a Ph.D degree and 1 employee holds a Post-doctoral degree. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Insurance

The Company has not carried any insurance as of the filing of this Form 10-K.

Environmental Protection, Quality Control, and Safety Measure

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

CHINA REGULATIONS

This section sets forth a summary of the most significant China regulations or requirements that may affect our business activities operated in China or our shareholders’ right to receive dividends and other distributions of profits from the PRC subsidiaries.

Foreign Investment in PRC Operating Companies

The current effective Foreign Investment Industrial Catalogue jointly promulgated by the China’s Ministry of Commerce (MOFCOM) and the National Development and Reform Commission (NDRC) in December 2011 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC
Subsidiaries’ business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

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

Regulations on Offshore Financing

On October 21, 2005, SAFE issued Circular 75, which became effective as of November 1, 2005. Under Circular 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

Under the relevant rules, failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiary under PRC laws for evasion of applicable foreign exchange restrictions and individuals managing such PRC subsidiary who are held directly liable for any violation may be subject to criminal sanctions.

Regulation on Overseas Listing

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

Regulations on Mineral Resources

Under the current Mineral Resources Law of the PRC (the “Mineral Resources Law”) promulgated on March 19, 1986 and amended on August 29, 1996, all mineral resources in China are owned by the State.  The PRC Ministry of Land and Resources and its local counterparts are responsible for the supervision and administration of the mining and exploration of mineral resources nationwide and in the respective local area. Enterprises engaged in the exploitation of mineral resources must obtain mining rights. In addition to the mining right usage fees paid annually based on the size of the licensed area (i.e., RMB1,000 per square kilometer per year), an applicant who applies for the state-contributed exploration and has ascertained the mining right within the tenement area shall pay the purchase price for the mining rights which is formed by the state-contributed exploration and determined through an evaluation process.

A holder of a mining license has the right to and is also obligated to conduct mining activities in the area and within the time period designated in the mining license. A holder of a mining license has certain additional rights including, among others, rights to (i) set up necessary production and living facilities within the designated area; and (ii) acquire the land use rights necessary for production. A holder of a mining license has certain additional obligations including, among others, obligations to (i) conduct reasonable exploitation, and protect and fully utilize mineral resources; (ii) pay resources tax and resources compensation levy; (iii) comply with the laws and regulations relating to occupational safety, soil and water conservation, reclamation and environmental protection; and (iv) submit mineral resource reserve and utilization reports to relevant government authorities as required. Mining rights are transferable subject to the approvals of relevant geological and mineral resources and land bureaus of the PRC and upon satisfaction of other conditions as stipulated under PRC law and regulations.

Exploitation of mineral resources are subject to supervision by the PRC Ministry of Land and Resources and the relevant local mineral resource bureaus.  Annual reports are required to be filed by the holders of mining license with the relevant administrative authorities that issue the permits.

It is unlawful for an entity or individual to conduct mining operations in areas previously authorized for exploitation by other mining operators. An entity whose mining operations cause harm to others in terms of production or living standards is liable to compensate the affected parties and to take necessary remedial measures. Pursuant to the Provisions for Implementation of the Mineral Resources Law, a mine operator must follow certain procedures in closing a mine, including, among other things, submitting a mine closure geology report to the regulatory authority that originally approved the opening of the mine.

Regulations on Work Safety

On June 29, 2002, the Work Safety Law (“WSL”) of the PRC was adopted by the Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The WSL provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. Additionally, Regulation on Work Safety Licenses (“RWSL”), as adopted by the State Council on January 7, 2004 and became effective on January 13, 2004, requires enterprises engaging in the manufacture of dangerous chemicals to obtain a work safety license with a term of three years. If a work safety license needs to be extended, the enterprise must go through extension procedures with authorities three months prior to its expiration. In addition, on August 5, 2011, the Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production was promulgated as implementing measures to the Regulation on Work Safety Licenses which provides that entities producing dangerous chemicals are required to obtain work safety licenses pursuant to specific requirements. Without work safety licenses, no entity may engage in the formal manufacture of dangerous chemicals.

The Regulations on the Safety Administration of Dangerous Chemicals (“RSADC”) was promulgated by the State Council on January 26, 2002 and amended in March 2011, effective as of December 1, 2011. It sets forth general requirements for manufacturing and storage of dangerous chemicals in China. The RSADC requires that companies manufacturing dangerous chemicals establish and strengthen their internal regulations and rules on safety control and fulfill the national standards and other relevant provisions of the State. In addition, according to the RSADC, companies that manufacture, store, transport or use dangerous chemicals shall be required to obtain corresponding approvals or licenses with the State Administration of Work Safety and its local branches and other proper authorities. Companies that manufacture or store dangerous chemicals without approval or registration with the proper authorities can be shut down, ordered to stop manufacturing or ordered to destroy the dangerous chemicals. Such companies can also be subject to fines. If criminal law is violated, the persons chiefly liable, along with other personnel directly responsible for such impropriety, shall be subject to relevant criminal liability.

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

We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice our market share.  Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

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

WE MAY ENCOUNTER RAW MATERIAL SUPPLY SHORTAGE BECAUSE WE DO NOT POSSESS QUALIFIED TECHNICAL INFORMATION TO SUPPORT THE ESTIMATE OF CONTINUITY OR IN-PLACE TONNAGE OF OUR MINES THAT HAVE BEEN EXCLUSIVELY PROVIDING THE RAW MATERIAL FOR OUR PRODUCTS.

One main raw material for our products is calcium and aluminate. We rely on our four mines to provide the raw materials for our products. However, we do not possess qualified technical information to support the estimate of continuity and in-place tonnage of our mines. As such, we face the risk of exhausting our raw material without being given a warning that allows us sufficient time to find substitute sources. If we cannot locate substitute sources in a given time, our production capacity could be impaired, or in a worsen situation, our production may be discontinued.  Even if where we are able to quickly locate a substitute source, the quality of raw material may fall short of our standard, in which case, we may be required to adjust our raw material to finish goods ratio to better work with the materials and components provided by new, alternative suppliers. If any of the above events relating to our obtaining qualified raw materials occurs, our ability to produce and/or market our products can undergo difficulties, and we could suffer loss.

FROM TIME TO TIME, WE NEED TO IDENTIFY NEW SOURCE OF RAW MATERIAL OR SUPPLIER OF RAW MATERIAL. IF WE CANNOT OBTAIN SUFFICIENT RAW MATERIALS AND COMPONENTS THAT MEET OUR PRODUCTION STANDARDS AT A REASONABLE COST OR AT ALL, OUR ABILITY TO PRODUCE AND MARKET OUR PRODUCTS, AND THUS OUR BUSINESS, COULD SUFFER.

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

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our Ordinary Shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding, we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the P.R.C.).  However, market fluctuations which may affect our stock price could limit our ability to obtain equity financing.

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

Our books and records are maintained in accordance with Chinese GAAP and later converted into financial statements in accordance with the U.S. GAAP. Our Chief Financial Officer, Mr. Lui, and the accountants under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with the U.S. GAAP.  Mr. Lui and other accountants have limited knowledge and experience in preparing financial statements in accordance with U.S. GAAP and preparing financial reporting pursuant to the SEC rules and regulations. In this regard, Mr. Lui and the other accountants are not a certified public accountant or a certified management accountant in the U.S., and have not attended U.S. academic institutions or extended educational programs that would provide a sufficient relevant education in U.S. GAAP. Our management concluded this deficiency or deficiencies consists a material weakness in internal control over financial reporting as of December 31, 2011 and 2010, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

We plan to expand to over-sea market based on our price advantage, however, the United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import of some of our products. We do not currently export the Company’s water purifying agent directly or indirectly out of the PRC. However, if we were to begin exporting our products in the future, governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges.

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

We operate our business through our consolidated PRC Subsidiary, Jiangmen Wealth Water through a series of contractual arrangements. These contractual arrangements are intended to provide us with effective control over this entity and allow us to obtain economic benefits from it. Although we have been advised by our PRC counsel, Han Kun Law Offices, that these contractual arrangements are valid, binding and enforceable under current PRC laws, these contractual arrangements may not be as effective in providing control as direct ownership. For example, Jiangmen Wealth Water and its shareholders could breach their contractual arrangements with us by, among other things, failing to operate our business in an acceptable manner or taking other actions that are detrimental to our interests. If we were the controlling shareholder of Jiangmen Wealth Water with direct ownership, we would be able to exercise our rights as shareholders to effect changes to its board of directors, which in turn could implement changes at the management and operational level. However, under the current contractual arrangements, as a legal matter, if Jiangmen Wealth Water or its shareholders fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements, and rely on legal remedies under PRC law, including contract remedies, which may not be sufficient or effective. If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

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

THE SLOWDOWN OF CHINA’S ECONOMY CAUSED IN PART BY THE RECENT CHALLENGING GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

China’s economy has experienced a slowdown in recent years.  Gross domestic output rose just two percent in the fourth quarter of 2011 from the third quarter of 2011.  The fourth-quarter of 2011 growth rate was the slowest pace since the second quarter of 2009, when the global economy stumbled out of a deep recession. It also marked the fourth straight quarter in which growth had slowed down.  A number of factors have contributed to this slowdown, including appreciation of the Renminbi, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation.  The booming the real estate market helped the explosive growth of China’s economy in the past decade.  The recent government control policy significantly cools down the overheated real estate market.  The slowdown has been further exacerbated by the challenging global economic conditions in the financial services and credit markets, which in recent months has resulted in extreme volatility and dislocation of the global capital and credit markets.

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

OUR LABOR COSTS HAVE INCREASED AND ARE LIKELY TO FURTHER INCREASE AS A RESULT OF CHANGES IN CHINESE LABOR LAWS.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for ten years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Prior to 2010, our PRC Subsidiaries have not purchased sufficient social insurance for all of their employees. If the local labor authorities order our PRC Subsidiaries to do so, we may become obligated to pay unpaid insurance premiums thereby increasing our labor costs.  Please refer to the risk factor captioned “OUR PRC OPERATING COMPANIES ARE DELIQUENT ON PAYING SOCIAL INSURANCE PREMIUMS AND HOUSING PROVIDENT FUNDS FOR THEIR EMPLOYEES IN ACCORDANC WITH APPLICABLE LAWS.” Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

OUR PRC OPERATING COMPANIES ARE DELIQUENT ON PAYING SOCIAL INSURANCE PREMIUMS AND HOUSING PROVIDENT FUNDS FOR THEIR EMPLOYEES IN ACCORDANC WITH APPLICABLE LAWS.

Prior to 2010, neither Jiangmen Wealth, Shanxi Wealth, nor Guzhou Yunfeng, our operating subsidiaries under the PRC laws, have paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. We estimated our exposure related to unpaid social insurance premiums and housing provident funds and believe the cumulated amount, including potential penalties, be approximately $300,000 for underpayments from inception of  their operations through December 31, 2009.  Beginning 2010, we accrued and remitted full amounts of social insurance premiums and housing provident funds for employees of our PRC Subsidiaries pursuant to the applicable PRC laws.  The underpayment amount of $300,000 was included in accrued expenses in our financial statements as of December 31, 2011 and 2010.

WE MAY BE EXPOSED TO MONETARY FINES BY THE LOCAL HOUSING AUTHORITY AND CLAIMS FROM OUR EMPLOYEES IN CONNECTION WITH OUR PRC OPERATING COMPANIES’ NON-COMPLIANCE WITH REGULATIONS WITH RESPECT TO CONTRIBUTION OF HOUSING PROVIDENT FUNDS FOR EMPLOYEES.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must be at least 5% of each employee’s average monthly income in the previous year. Our PRC Operating Companies have not paid sufficient housing provident funds for their employees prior to 2010. Under local regulations on collection of housing provident funds in Jiangmen, Guiyang and Fenyang where our PRC Subsidiaries are located, the local housing authorities may require our PRC Operating Companies to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the underpaid housing provident funds for their employees within a specified time period. If our PRC Operating Companies fail to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. Employees of our PRC Operating Companies may also be entitled to claim payment of such funds individually. If we receive any notice from the local housing authority or any claim from our current and former employees regarding our non-compliance with the regulations, we will be required to respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require us to divert our financial resources and/or impact our cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact our operating results.

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

Because of uncertainty in how Circular 75 will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, our PRC operating companies’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders over whom we have no control. We attempt to comply, and attempt to ensure that our shareholders, who are PRC citizens or residents, comply with Circular 75 requirements. We have requested Mr. Mingzhuo Tan who is PRC resident to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. However, some or all of our shareholders who are PRC residents may not comply with our request to make or obtain any applicable registrations or approvals required by Circular 75. Furthermore, we may not at all times be fully aware or informed of the identities of all of our beneficial owners who are PRC citizens or residents, and we may not always be able to compel beneficial owners of our securities to comply with Circular 75 requirements. As a result, some or all of our shareholders or beneficial owners who are PRC citizens or residents may not at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, or limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

RECENTLY ENACTED REGULATIONS IN CHINA MAY MAKE IT MORE DIFFICULT FOR US TO PURSUE GROWTH THROUGH ACQUISITIONS.

The New M&A Regulations established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex.  Such regulation requires, among other things, that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, issued by the State Council on August 3, 2008, were triggered. In addition, PRC national security review rules which became effective on September 1, 2011 require acquisitions by foreign investors of PRC companies engaged in military related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. We may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose”. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of our holding companies, Huixin, a Cayman Island corporation, Wealth Environmental Protection, a company organized under the laws of the British Virgin Islands and Wealth Environmental Technology, a company organized under the laws of Hong Kong. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

Our ordinary shares are not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the quotation of our ordinary shares on OTC Bulletin Board as soon as practical. However, there is no guarantee that the OTC Bulletin Board, or any other quotation system, will permit our shares to be quoted and traded. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the New York Stock Exchange or NASDAQ Stock Market. The quotation of our shares on the OTC Bulletin Board, if permitted may result in a less liquid market available for existing and potential stockholders to trade our shares, and could depress the trading price of our ordinary shares and have a long-term adverse impact on our ability to raise capital in the future.

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

Jiangmen Huiyuan and Jiangmen Wealth Water

The principal executive offices of Jiangmen Huiyuan and Jiangmen Wealth Water are located at, No, 99 Third Jian She Road, Peng Jiang District, Jiangmen. The property at this location is leased by Jiangmen Wealth Water from Mr. Mingzhuo Tan, our Chairman and Chief Executive Officer, at monthly rental expenses of RMB80,000, approximately $12,395, and for a term of 5 years ending December 31, 2015.

In additional we leased additional office space for our administrative team at a monthly rent of RMB5,000, approximately $775 from an unrelated party for a term of one year from January 23, 2011 through January 22, 2012 which was renewed in January 2012 for a term through December 31, 2012.

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

Set forth below are detailed description of our mining properties held by Guizhou Yufeng and Shanxi Wealth:

Guizhou Bauxite Mine

Guizhou Yufeng holds a mining license for bauxite mine (No.5200000238714) (“Guizhou Bauxite Mine”), issued by the Guizhou Provincial Department of Land and Resource on September 6, 2005, with a term from October, 2005 to October, 2020. Guizhou Bauxite Mine license has passed the annual governmental examinations from 2005 to 2011.  Guizhou Bauxite Mine is located at Gaocang Village, Zhazuo Town, Xiuwen County, Guizhou Province, covering an area of 0.3879 square kilometers.

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

Aluminum Ore Actual Production (Ton)
2009	2010	2011
51,859	65,214	79,792

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

Mineralized Materials

We do not have proven or probable reserve in our Guizhou Limestone mine. We applied opencast mining to this mine and to our knowledge this mine has a non-reserve deposit of mineralized limestone materials. We are presently not able to provide information of the continuity, tonnage and grade of this mine because we do not possess qualified technical documentation to support the estimates we made.

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

Limestone Quarries Actual Production (Ton)
2009	2010	2011
21,511	27,324	33,727

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

Shanxi Bauxite Mine

Shanxi Wealth holds a mining license for bauxite mine (No.1400000512847) (“Shanxi Bauxite Mine”), issued by the Shanxi Provincial Department of Land and Resource on January 10, 2006 with a term from January, 2006 to January 2020. Shanxi Bauxite Mine license has passed the annual examinations from 2006 and 2011.  Shanxi Bauxite Mine is located at Luo Tuo Ju Village, Wang Jia Gou Township, Liu Lin County, Lvliang City, covering an area of 0.5180 square kilometers.

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

Aluminum Ore Actual Production (Ton)
2009	2010	2011
109,748	139,379	167,021

Current Costs & Future Investment

The total amount of investment is calculated as RMB $28 million, approximately USD $4.3 million, according to the buying rate. There is no such plan for as future investment.

Shanxi Limestone Mine

Shanxi Wealth holds a mining license for limestone for construction usage (No. 1400000631218) (“Shanxi Limestone Mine”), issued by Fenyang Land and Resource Bureau on January 10, 2006,  with a term from January, 2006 to January 2025.  Shanxi Limestone Mine license has passed the annual examinations from 2006 to 2011.  Shanxi Limestone Mine is located at Sang Zao Po Village, Li Jia Zhuang Township, Fenyang City, covering an area of 0.0214 square kilometers.

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

Limestone Quarries Actual Production (Ton)
2009	2010	2011
45,580	58,810	69,054

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

We have full mining rights over the bauxite mines and limestone mines concerned.  As a concessionaire under the mining licenses, we are required to pay certain taxes and fees to the PRC government as royalties for our mining activities and sale of mineral products, such as the resource tax of bauxite at the rate of RMB20 Yuan per ton in Guizhou and Shanxi, and the resource tax of limestone at the rate of RMB2 Yuan per ton in Guizhou and Shanxi; the mineral compensation fees, which is computed and collected at a certain ratio of the sales income of mineral products; the mining fees, which shall be paid year by year according to the acreage of the scope of the mining zone at a rate of RMB1,000 Yuan per square kilometer per year; and the price for the mining.  As Guizhou Yufeng and Shanxi Wealth acquired the mining rights through the means of transfer, the transfer price has included the mining fees, and Guizhou Yufeng and Shanxi Wealth have paid off the mineral compensation fees. As of December, 2011 and 2010, Guizhou Yufeng and Shanxi Wealth have paid all the requisite fees as required.

In order to retain the mining rights, the mining concessionaire shall conduct mine construction or mining within the term and area approved, conduct efficient protection, rational mining and comprehensive utilization of the mineral resources, accept supervision and inspection from both the competent departments in charge of geology and mineral resources, submit annual reports including the mineral resource forms and mineral resources development and utilization statistics reports, pay the fees as required by relevant laws and regulations, such as  Measures for Registration Administration of Mineral Resources Exploitation (effective on February 12, 1998),  and Provisions on Administration of Collection of Mineral Resources Compensation Fees (effective on February 27, 1994), and complete the registration procedures for the modification (if applicable). As of December 2011 and 2010, each of Guizhou Yufeng and Shanxi Wealth holds their respective mining rights in good standing.

Reconciliation between limestone and bauxite production tonnage and HAC Powder production tonnage

Production & Raw material use quantity
	Raw Material	2009 (Unit: Ton)			2010 (Unit: Ton)			2011 (Unit: Ton)
Company		Raw Material Received	Used quantity	Finished Goods Quantity	Current incoming	Used quantity	Finished Goods Quantity	Current incoming	Used quantity	Finished Goods Quantity
Guizhou Yufeng Melt Co., Ltd	Aluminium Ore	51,859	51,927	58,214	65,214	64,759	72,581	79,792	80,003	89,734
	Limestone Quarries	21,511	21,539		273,24	26,862		33,727	33,185
Shanxi Wealth Aluminate Material Co., Ltd	Aluminium Ore	109,748	109,821	123,117	139,379	138,892	155,563	167,021	167,005	187,357
	Limestone Quarries	455,80	45,553		58,810	57,612		69,054	69,273
Total		228,698	228,840	181,331	290,727	288,125	228,144	349,594	349,466	277,091

Raw Materials through Finished Goods Manufacturing Process

Average Production Cost and Average Sales Price

For the year ended December 31, 2011, our average production cost and average sales price per ton for water purifying agent are respectively approximately $60.67 (RMB470.57) and approximately $129.35 (RMB834.86).

For the year ended December 31, 2010, our average production cost and average sales price per ton for water purifying agent are respectively approximately $60.67 (RMB410.14) and approximately $112.60 (RMB761.24).

For the year ended December 31, 2011, our average production cost and average sales price per ton for HAC powder are respectively approximately $85.21 (RMB550.01) and approximately $147.54 (RMB952.25).

For the year ended December 31, 2010, our average production cost and average sales price per ton for HAC powder are respectively approximately $66.94 (RMB452.54) and approximately $122.17 (RMB825.95).

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

ITEM 4. MINE SAFETY DISCLOSURES.

The Company is not required to provide the information required by this item.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

There is currently no established public trading market for our ordinary shares. We intend to apply for the quotation of our ordinary shares on OTC Bulletin Board as soon as practical. However, there is no guarantee that the OTC Bulletin Board, or any other quotation system, will permit our shares to be quoted and traded. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the New York Stock Exchange or NASDAQ Stock Market. The quotation of our shares on the OTC Bulletin Board, if permitted, may result in a less liquid market available for existing and potential stockholders to trade our shares, and could depress the trading price of our ordinary shares and have a long-term adverse impact on our ability to raise capital in the future.

Holders

As of March 28, 2012, there are 19,600,305 ordinary shares issued and outstanding.  There are approximately 472 shareholders of our ordinary shares and 20 shareholders of our preference shares.

Transfer Agent and Registrant

Our independent stock transfer agent is Corporate Stock Transfer, located in 3200 Cherry Creek Dr. South, Suite 430, Denver, Co 80209. Their phone number is (303) 282-4800.

Dividends

During the year ended December 31, 2011, we declared and paid a dividend in the amount of $294,373 to Mr. Mingzhuo Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth.

During the year ended December 31, 2010, we declared and paid dividends to Mr. Tan and Ms. Du in the amount of $653,028.

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

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require PRC resident individuals to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, known as “SPC”, for the purpose of engaging in an equity financing outside of PRC on the strength of domestic PRC assets originally held by those resident individuals. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. This could have a material adverse effect on us given that we expect to be a publicly listed company in the U.S.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended December 31, 2011, we do not have any compensation plan under which equity securities of the Company are authorized for issuance. In future, we may establish and adopt equity-based compensation plan(s) if it is in the best interest of the Company and our stockholders to do so.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Company Overview

We are a leading manufacturer of water purifying agent in the PRC, specializing in manufacturing and distributing water purifying agent, dehydrating agent, papermaking auxiliary agent, printing and dyeing auxiliary agent, fine chemical materials, textile materials, steel, stainless steel, construction materials, aluminum alloy materials, electrical appliances and fittings, hardware for AC power, air-conditioning equipment, and plastic products. Our products are distributed in the southern, south-western, mid-eastern, and eastern part of China.

The annual amount of wastewater discharge in mainland China has been on the rise from the years of 2006 to 2011 with a 2.9%-4.8% growth rate per year. Due to water deterioration in both quantity and quality, its protection becomes a concern on the top of the agenda for the Chinese government and the Chinese public. The Chinese government has adopted regulations and policies listing waste water disposal and drinking water safety as two issues of priority importance for Chinese mid-term and long-term national development plans. The Chinese government is making every effort to increase the wastewater disposal rate and wholesome water coverage rate, and at the same time raising the discharge standard for organic substances, nitrogen and phosphorus nutrient content, together with the standard for drinking water.  Given the above-mentioned governmental endeavors, the demand for water purifying products has increased over the years and is expected to continue to increase in the future, considering Chinese large population and the severity of China’s current environmental challenges. As a result, we believe that there will be continuing there has been increasing market demand for our water purifying products.

Production Capacity

As of December 31, 2011, our PRC Operating Companies, Guizhou Yufeng and Shanxi Wealth, respectively reach production capability of 100,000 tons and 200,000 tons. As of December 31, 2011, our water purifying agent producing company, Jiangment Wealth Water, maintains a production capacity between 350,000 and 400,000 tons.

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

Current Products and Manufacture Facilities

Our major products include water purifying agent and high calcium aluminate powder.  As a leading producer of water purifying agent and high calcium aluminate powder in China, we reached an annual production and distribution of approximately 290,000 tons and 240,000 tons of water purifying agent, for the years ended December 31, 2011 and 2010, respectively, and approximately 277,000 tons and 230,000 tons of HAC powder for years ended December 31, 2011 and 2010, respectively. Our operating scale has given us considerable competitive advantage in the aspects of reducing costs and developing new products to accommodate to the ever-evolving demands of the market.

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

Recent Events

On December 15, 2011, we effectuated a 1:1.42610714 reverse stock split of the Company’s issued and outstanding ordinary shares such that the share capital of the Company was consolidated and increased from US $5,100 divided into 39,062,500 Ordinary Shares of US$0.000128 par value each and 781,250 Preference Shares of US$0.000128 par value each, to US $7,230.536 divided into 39,062,500 Ordinary Shares of US$0.00018254172 par value each and 781,250 Preference Shares of US$0.000128 par value each.  After the adjustment for such Reverse Split, each Preference Shares will be convertible into 5 ordinary shares and the holder of each Warrant will be entitled to purchase 5 ordinary shares at an exercise price of $4.50 per share. See “Description of Securities – Preference Shares” below for a description of our Preference Shares.

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

Inventories. Inventories comprise raw materials and finished goods are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.  We did not record any inventory reserve at the end of each of the reporting periods.

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. Such adoption will not have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted both standards in the fourth quarter of 2011 and such adoption did not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

The following table shows key components of our results of operations during the fiscal years ended December 31, 2011 and 2010.

	Years ended December 31,
	2011	% of Revenue	2010	% of Revenue
Net revenue	$68,900,075	100.00%	$48,446,560	100.00%
Cost of revenue	37,342,469	54.20%	25,028,811	51.66%
Gross profit	31,557,606	45.80%	23,417,749	48.34%
Operating expenses:
Selling and marketing	2,174,688	3.16%	1,522,186	3.14%
General and administrative	5,169,298	7.50%	3,913,780	8.08%
Research and development	604,549	0.88%	-	-
Total operating expenses	7,948,535	11.54%	5,435,966	11.22%
Income from operations	23,609,071	34.27%	17,981,783	37.12%

Other income (expenses):
Cost of recapitalization	-	-%	(1,560,909)	(3.22)%
Interest expense	-	-%	(500,000)	(1.03)%
Interest income	553,107	0.80%	68,592	0.14%
Miscellaneous	(38)	-%	(27,628)	(0.06)%
Total other income (expenses)	553,069	0.80%	(2,019,945)	(4.17)%

Income before provision for income taxes	24,162,140	35.07%	15,961,838	32.95%
Provision for income taxes	6,148,633	8.92%	4,688,175	9.68%
Net income	$18,013,507	26.14%	$11,273,663	23.27%

Revenue:

Revenue increased by $20,453,515 or 42%, to $68,900,075 for the year ended December 31, 2011 from $48,446,560 for the year ended December 31, 2010.  The increase in revenue was primarily due to the increased sales contributed by sale unit price increase, sales generated from new customers and distributers, and overall increase in volume from our existing customers.

Our revenue from sales of water purifying agents for the year ended December 31, 2011 was $36,388,733 and for the year ended December 31, 2010 was $25,764,665, representing an increase of $10,624,068 or approximately 41%. The increase was due to continuous increase of the sales of our water purifying agents through expansion of our customer base and increased orders from our existing customers.

Our revenue from sales of HAC powder for the year ended December 31, 2011 was $32,511,342 and for the year ended December 31, 2010 was $22,681,895, representing an increase of $9,829,447 or approximately 43%.   In the first quarter of 2011, we increased our sales prices which caused the slowdown of our customer orders. Consequently we dropped our prices in second quarter of 2011 in order to regain our customers’ orders. These steps caused our net sales for HAC powder in the second quarter to be less than those in the first quarter of 2011. In the third and the fourth quarters of 2011, our sales prices gradually increased in accordance with the market trend. The increases in sales were caused by the combination of increases in unit prices and volume.

Cost of Revenue:

Cost of revenue increased by $12,313,658, or 49%, to $37,342,469 for the year ended December 31, 2011 from $25,028,811 for the year ended December 31, 2010.  The increase in the cost of revenue was mainly due to the increase in sales of our products and was in line with the increase of our revenue. However since the increases of raw materials and overhead cost have been at a faster pace than the increases of our sales prices, the cost of revenue ratio to revenue has been increasing in the current year as compared to prior year.

Cost of revenue from sales of water purifying agents for the year ended December 31, 2011 were $21,538,330, an increase of $6,980,564 or 48%, from $14,557,766 for the year ended December 31, 2010.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 59% and 57% for the years ended December 31, 2011 and 2010, respectively.  The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents caused by both increases in sales prices and volume.

Cost of revenue from sales of HAC powder for the year ended December 31, 2011 were $15,804,139, an increase of $5,333,094 or 51%, from $10,471,045 for the year ended December 31, 2010.  As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 49% and 46% for the years ended December 31, 2011 and 2010, respectively. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder.

Gross profit:

Our gross profit increased by $8,139,857 or 35% to $31,557,606 for the year ended December 31, 2011 from $23,417,749 for the year ended December 31, 2010.  Our gross profit margin (gross profit divided by net revenue) decreased to 45.8% for 2011 from 48.3% for 2010.  The decrease in gross profit margin was primarily due to the increases of raw materials and overhead cost at a faster pace than the increases of our sales prices.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $652,502 or 43% to $2,174,688 for the year ended December 31, 2011 from $1,522,186 for the year ended December 31, 2010.  The increase in our selling and marketing expenses in 2011 was primarily attributable to increase in head counts in the sales and marketing department and increase of sales commission expenses as a result of increase of sales which was in line with the increase of our revenue.

General and Administrative Expenses:

Our general and administrative expenses increased by $1,255,518 or 32% to $5,169,298 for the year ended December 31, 2011 from $3,913,780 for the year ended December 31, 2010.  The increase in our general and administrative expenses was primarily attributable to the increase of professional expense as being a public reporting company in United States, increase of payroll expenses due to increase of our head counts and pay increase, and increase of rent expenses and other maintenance cost when we moved to a new office in 2011.

Research and Development Cost:

We incurred $604,549 research and development cost for the year ended December 31, 2011 as we engaged an external firm to develop new products in order to continue to launch new products in the future. We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Other income (expenses):

Cost of recapitalization:

We issued 700,000 ordinary shares to our consultant related to the reverse merger transaction took place in December 2010. Accordingly, we incurred approximately $1.5 million expenses as a result of issuance of such shares.

Interest expense:

We entered into certain convertible loan agreements in 2010 and recorded $500,000 discount related to the beneficial conversion features. We did not enter into any similar transactions in 2011.

Interest income:

Interest income increased by $484,515, or 706% to $553,107 for the year ended December 31, 2011 from $68,592 for the year ended December 31, 2010. The increase was primarily due to the increase in cash balance in banks as a result of our continuous increase in profits and the private placements took place in December 2010. In addition, in August 2011, we entered into a secured short-term note receivable in the amount of approximately $14,087,748 with a non-related party. The receivable was increased to $25,187,727 in December 2011. This note receivable carries an annual interest rate of 9% which generated an interest income of approximately $425,000 for the year ended December 31, 2011.

Net Income:

Net income increased by $6,739,844 or 60% to $18,013,507 for the year ended December 31, 2011 from $11,273,663 for the year ended December 31, 2010. The increase of our net income was primarily due to the strong demand of our products as a result of our marketing efforts while we can continue keep our cost of revenue and other operating costs at the reasonable level.

LIQUIDITY AND CAPITAL RESOURCES

We had a restricted cash balance of approximately $670,000 as of December 31, 2011, as compared to $2.3 million as of December 31, 2010.  Our restricted cash is held by our Escrow Agent, A&J who was appointed by our investor representative, AAI, and us  pursuant to the original Holdback Escrow Agreement and two amendments entered in 2011 and Investor Relations Escrow Agreement entered in December 2010.  As of December 31, 2011, we had restricted fund balance of $550,000 related to the CFO holdback and $120,000 related to the investor relation holdback.  We expect the full amount of the CFO holdback be released by the second quarter of 2012.

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

We had working capital of approximately $54 million and $34 million as of December 31, 2011 and 2010, respectively. The increase of working capital was largely caused by positive cash flows generated from our operations.

Our accounts receivable has been a small portion of our current assets, representing $2.4 million and $0.7 million, or 4.0% and 1.7% of current assets, as of December 31, 2011 and 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during the year ended December 31, 2011 and December 31, 2010.  As of December 31, 2011, we believed it was appropriate not to record any allowance for doubtful accounts against our accounts receivable primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable.  Bad debt expense was $0 for the years ended December 31, 2011 and 2010.

As of December 31, 2011, inventories amounted to $1 million, compared to $0.7 million as of December 31, 2010. We have experienced steady growth of our sales.  Our supplies of raw material have been very stable since we own the mines which supplies majority of our raw material.  Therefore we do not need to maintain large amounts of raw material.  We expect our inventories including raw material and finished goods will continue to increase in order to meet the market demands as our sales increase.

On December 15, 2010,  the Company entered  into a subscription agreement  with a group of accredited investors (the “Subscription Agreement”), pursuant to which the Company issued to the investors an aggregate of 222,402 units, or the Units, for an aggregate purchase price of $6,672,031, or $30.00 per Unit (the “Private Placement”). Each Unit consists of (i) two (2) shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five ordinary shares for a total of ten ordinary shares per Unit, and (ii) a warrant to purchase five (5) ordinary shares at an exercise price of $4.50 per share (the “Warrant”).The closing of the Share Exchange was conditioned upon all conditions set forth in the Subscription Agreement being met and the closing of the Private Placement was conditioned upon the closing of the Share Exchange.  As soon as practicable, we shall effectuate a 1: 1.42610714 reverse stock split on all of the ordinary shares issued and outstanding at the closing of the Share Exchange (the “Reverse Split”). We used the proceeds from the Private Placement to provide working capital, production capacity expansion, technology and product research and development, basic research and application product development and short-term investments.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $384,882 and $343,192 for the years ended December 31, 2011, and 2010, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Jiangmen City must be at least 5% of each employee’s average monthly income in the previous year.  Prior to 2010, neither Jiangmen Wealth, Shanxi Wealth, nor Guzhou Yunfeng, our operating subsidiaries under the PRC laws, have paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. We estimated our exposure related to unpaid social insurance premiums and housing provident funds and believes the cumulated amount, including potential penalties, be approximately $300,000 for underpayments from inception of its operations through December 31, 2009.  Beginning 2010, we accrued and remitted full amounts of social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws.  The underpayment amount of $300,000 was included in accrued expenses in our financial statements as of December 31, 2011 and 2010.

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

Cash Flow

Cash Flow

	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$15,193,667	$16,143,619
Net cash used for investing activities	(25,008,333)	(12,918)
Net cash provided by financing activities	1,323,986	4,238,800
Effect of exchange rate changes on cash and cash equivalents	963,760	818,388
Cash and cash equivalents at the beginning of year	33,910,457	12,722,568
Cash and cash equivalents at the end of year	$26,383,537	$33,910,457

Net cash provided by operating activities was $15.2 million for the year ended December 31, 2011, compared to net cash used in operating activities of $16.1 million for the year ended December 31, 2010, a decrease of $0.9 million.   The net cash provided by operating activities for 2011 was primarily attributable to net profits of $18 million, increased by non-cash item, depreciation and amortization of $1.3 million, partially offset by an increase of accounts receivable of $1.67 million and advances from suppliers of $3.76 million.  The net cash provided by operating activities for 2010 was primarily attributable to net profits of $11.3 million, increased by non-cash items of $1.2 million, $1.5 million of expenses related to issuance of our shares for services and amortization of discount related to beneficial conversion feature on our convertible debt of $0.5 million.

Investing activity during the years ended December 31, 2011 and 2010 included the purchasing of equipment of $219,042 and $13,647, respectively. On August 29, 2011, the Company entered into a secured note receivable agreement with a non-related party in the amount of $14 million (RMB90,000,000) which was increased to approximately $25 million (RMB160,000,000) in December 2011. The note carries an annual interest rate of 9%. This note originally expired on November 28, 2011 but was extended to March 31, 2012, and is secured by the debtor’s land use right, certain tangible assets and all the business operation rights. As of March 28, 2012, the note receivable was fully repaid.

Net cash provided by financing activities amounted to $1.3 million for the year ended December 31, 2011, compared to $4.2 million for the year ended December 31, 2010, a decrease of $2.9 million.  The decrease was primarily due to the fact that we completed a private placement of $6.7 million in 2010 which was partially offset by the restricted cash of $2.3 million required by the investors group as conditions for execution of the subscriptions agreement.  During the year ended December 31, 2011, $1.6 million of restricted cash was released by our investors group as we fulfilled certain conditions set forth in the Holdback Escrow Agreements.  As of December 31, 2011, we still have approximately $670,000 in restricted cash which we expect the full amount to be released in 2012.

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

	Year Ended December 31,
	2011	2010

Effect on beginning cash at period end exchange rate	$1,119,733	$422,183
Effect from operating activities during the year	250,715	413,253
Effect from investing activities during the year	(401,957)	(331)
Effect from financing activities during the year	(4,731)	(16,717)
Effect of exchange rate changes on cash	$963,760	$818,388

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Except the changes in our independent auditors that was previously reported on the Annual Report on Form 10-K filed with the SEC on April 15, 2011, as amended, there is no change in and disagreements with accountants on accounting and financial occurred during the two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer  and  Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to a material weakness consisting of a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2011.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, our management determined that a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP constituted a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Mingzhuo Tan (1)	41	Chairman, President, Chief Executive Officer, Treasurer and Secretary
Hongyu Du (2)	40	Director
Siqi Kang (2)	54	Director
Joseph Levinson (2)	35	Director
Huaili Zheng (2)	54	Director
Tin Nang (Chris) Lui (3)	54	Chief Financial Officer

(1)	Mr. Tan, our Chief Executive Officer, was appointed as the Chairman of our board of directors on December 15, 2010 upon the closing of the Share Exchange.

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

Mr. Mingzhuo Tan, Age 41, Chairman, President, Chief Executive Officer

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

Hongyu Du, 40, Director. Ms. Du is the co-founder of the Jiangmen Wealth Environmental Protection Company Limited and has worked as the vice president since April 2003, being responsible for the administrative operations, personnel and financial records.  From July 1994 to April 2002, Ms. Du served as the section chief in Jinling Electrical Appliance Co., Ltd., Mitsubishi Heavy Industries. Ms. Du is experienced in corporate finance, enterprise interior operation and financial management. She graduated from Chongqing University in 1994, with a Bachelor degree in heating ventilation and air conditioning.

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

Siqi Kang, 54, Director. Mr. Kang has been the Vice Chancellor and a professor in Guangdong Science and Technology Vocational College since March 2004. He was the Vice Chancellor and a professor in Wuyi University from May 1996 to March 2004, and a professor in Department Director of Central South University from September 1988 to May 1996. Mr. Kang has extensive teaching and researching experience in the universities in China. He also worked as a project leader for nine national and provincial projects, and forty research and development projects for enterprises in related to environmental protection issues. He published over thirty papers in environmental protection and wastewater treatment areas. Additionally, Mr. Kang participated in assessment and evaluation of environmental engineering projects. Mr. Kang received his PhD degree in non-ferrous metallurgy and environmental protection, Central South University in 1988.

Mr. Kang’s experience in environmental protection research and studies in China, his qualification as an scholar in environmental protection, in particular wastewater treatment areas, and his skills in assessment and evaluation of environmental engineering projects led to the conclusion that Mr. Kang qualifies to serve as our director in light of our business and structure.

Joseph Levinson, 35, Director. Mr. Levinson has been a director of the Company since March, 2011. He has been a United States Certified Public Accountant for more than 15 years. From January 2006 until the present, he has been principally engaged as an independent consultant to Chinese companies involved in overseas transactions. He speaks, reads and writes Chinese fluently and has vast experience in China working with Chinese companies. He was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. He also previously worked at KPMG in New York and Hong Kong. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies to list on the NYSE. He is also the editor of Wall Street Guanxi: How Chinese Companies Can Maximize Their Value in the U.S. Capital Markets, a trade paperback published in Chinese by Beijing University Press in 2007.  Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance.

Mr. Levinson’s experience as directors in various Chinese companies involved in overseas transactions, and his qualification and skills in financial management led to the conclusion that Mr. Levinson qualifies to serve as our director in light of our business and structure.

Huaili Zheng, 54, Director. Mr. Zheng has been a professor in Chongqing University, Institute of Urban Construction and Environmental Engineering since October 2007. From December 2000 to September 2007, he was a director of Materials Chemistry Department and a professor at Chongqing University. From December 1995 to November 2000, he was an associate professor, the laboratory director and the department director in Chongqing Architecture University. From July 1988 to November 1995, he was an assistant professor and a department deputy director in Chongqing Architecture University, Science and Technology Application Department. Mr. Zheng is a water treatment specialist in China and he is familiar with the application of water treatments and environmental protection area.   Mr. Zheng graduated from Chongqing University with a PhD degree in chemistry/municipal engineering in 2003. He received his Master degree in analytical chemistry from Sichuan University in 1988 and his Bachelor degree in analytical chemistry from Sichuan University in 1982.

Mr. Zheng’s experience and qualification as professors in chemistry and environmental protection field at universities in China and his specific knowledge and academic capability in water treatment field led to the conclusion that Mr. Zheng qualifies to serve as our director in light of our business and structure.

Tin Nang (Chris) Lui, Age 54, Chief Financial Officer.  Mr. Lui is the owner and founder of T.N. Lui & Co., a Hong Kong company established in January 1997, which provides advisory services in tax, insolvency and audit matters for small to medium sized businesses in a variety of industries. Mr. Lui is a fellow member of the Institute of Chartered Accountants in England & Wales and the Hong Kong Institute of Certified Public Accountants. Mr. Lui is also a member of the Chartered Institute of Management Accountants in United Kingdom. Mr. Lui graduated from University of Bradford in the United Kingdom with a Masters Degree in Business Administration.  Mr. Lui also received a Bachelor of Science Degree in Accounting and Data Processing from the University of Leeds in the United Kingdom.

Advisory Board

We engage experts in the fields of water treatment and chemistry to act as our advisory and constitute our advisory board. Our advisors are engaged and compensated on an annual basis and may vary from year to year. As of the filing of this report, prior engagement of advisors has expired, and we are seeking to renew or engage new addition to our advisory board.

Term of Office

Our directors hold office until the next annual general meeting of our stockholders and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. Our officers are elected by and serve at the discretion of the board of directors.

Family Relationships

Except that Mr. Tan, our chairman, Chief Executive Officer and President, and Mrs. Du, our director are related by marriage, there are no family relationships between any of our directors or executive officers.

Employment Agreements

We entered into an employment agreement that the Company with Mr. Lui on June 28, 2011, pursuant to which Mr. Lui’s employment commences on July 1, 2011 and will expire on June 30, 2012.  Mr. Lui’s employment may be terminated by the Company upon thirty (30) days’ notice by the Company if Mr. Lui is unable to fulfill his duties as the Chief Financial Officer or breaches his obligations under the Employment Agreement.  However, either party may terminate the Employment Agreement upon fifteen (15) days’ notice to the other party during the first three months of the employment term.  Mr. Lui is entitled to receive an annual salary of $60,000 before taxes and may receive a discretionary bonus at the year-end during the employment.

As of the filing of this report, we have not entered into employment agreements with other executive officers and directors than Mr. Lui.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

·	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

·
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

·
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Potential Conflict of Interest

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

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2011.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2011 and 2010

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mingzhuo Tan	2011	55,700	-	-	-	55,700
Chairman, President and Chief Executive Officer	2010	46,030	-	-	-	46,030

Patrick S.H. Chan	2011(2)	8,900	-	-	-	8,900
Former Interim Chief Financial Officer (1)	2010	14,328	-	-	-	14,328

Tin Nang (Chris) Lui	2011(4)	30,000	-	-	-	30,000
Chief Financial Officer (3)	2010	-	-	-	-	-

(1)
Mr. Chan, was appointed as our interim Chief Financial Officer on December 15, 2010 upon the closing of the Share Exchange, and was later dismissed by us from such position on June 28, 2011. Mr. Chan’s dismissal is not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

(2)	Represents compensation that Mr. Chan received from January 1, 2011 through June 28, 2011.
(3)	Mr. Tin Nang (Chris) Lui was appointed as our Chief Financial Officer on June 28, 2011.
(4)	Represents compensation that Mr. Lui received from June 28, 2011 through December 31, 2011

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011.

Compensation of Directors

During the year ended December 31, 2010, no member of our board of directors received any compensation solely for service as a director.

Our director Mr. Mingzhuo Tan was not compensated for serving on the board of directors in fiscal year 2011 and 2010. Our directors Ms. Hongyu Du, Mr. Joe Levinson, Mr. Huaili Zheng, and Mr. Siqi Kang, were appointed to serve on the board of directors on March 1, 2011. Mr. Joe Levinson receives compensation for $30,000 each year and Mr. Huaili Zheng receives compensation for $20,000 each year for serving on the board of directors. Ms. Hongyu Du and Siqi Kang are not compensated for serving on the board of directors.  Ms. Du received $ 27,800 and $ 25,075, in fiscal years of 2011 and 2010, respectively, in connection with services provided to our Operating Companies as a financial manager.

Compensation Committee Interlocks and Insider Participation

During the fiscal year of 2011, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

Cayman Islands law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.  Our articles of association provide for indemnification of our officers and directors for any liability incurred in their capacities as such, except through their own willful negligence or default.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 19,600,305 ordinary shares and 444,804 preference shares issued and outstanding as of March 28, 2012.

	Amount and Nature of Beneficial Ownership
	Ordinary Shares (1)			Preference Shares (2)		% Total Voting Power (3)
Name and Address of Beneficial Owner	No. of Shares		% of Class	No. of Shares	% of Class
Directors and Officers
Mingzhuo Tan, Chairman, President, and CEO (4)	9,000,000		45.92%	0	*	41.24%
Hongyu Du, Director	0		*	0	*	*
Siqi Kang, Director	0		*	0	*	*
Joseph Levinson, Director	0		*	0	*	*
Huaili Zheng, Director	0		*	0	*	*
Tin Nang (Chris) Lui, CFO	0		*	0	*	*
All officers and directors as a group (6 persons)	9,000,000		45.92%	0	*	41.24%

5% Security Holders
Access America Fund, LP 800 Town & Country Blvd., Suite 420 Houston, TX 77024	2,723,916	(5)	12.20%	233,334	52.46%	12.20%
Taylor International Fund, Ltd. 714 S. Dearborn 2nd Floor Chicago, IL 60605	499,995	(6)	2.49%	66,666	14.99%	2.49%
Feinberg Family Trust 25220 Walker Road Hidden Hills, CA 91302	250,005	(7)	1.26%	33,334	7.49%	1.26%

(1)
Based on 19,600,305 ordinary shares issued and outstanding as of March 28, 2012. For each beneficial owner above, the number of ordinary shares into which preference shares held by such beneficial owner are convertible within 60 days of February 9, 2012 have been included in the number of ordinary shares owned by such beneficial owner.

(2)
Based on 444,804 Preference Shares issued and outstanding as of March 28, 2012. Each Preference Share is convertible into 5 ordinary shares (subject to customary adjustments for stock splits, combinations, or equity dividends on ordinary shares). Holders of Preference Shares vote with the holders of ordinary shares on all matters on an “as converted” basis.

(3)
Percentage Total Voting Power represents total voting power for each beneficial owner with respect to all shares of our ordinary shares and Preference Shares beneficially owner as of March 28, 2012 and voting as a single class on an “as converted” basis.

(4)
Includes 9,000,000 ordinary shares held by Star Prince Limited. Mr. Mingzhuo Tan is the sole director of Star Prince Limited and has voting and dispositive control over the securities held by it. Pursuant to the Lock-up Agreement, all of the ordinary shares held by Star Prince Limited are subject to an eighteen-month lock-up period following the closing of the private placement on December 15, 2010. In addition, pursuant to the Make Good Escrow Agreement, Star Prince Limited deposited 4,500,000 ordinary shares held by it into an escrow account for the benefit of the investors in the event that we fail to meet certain financial performance thresholds.

(5)
Includes 1,166,670 ordinary shares issuable upon conversion of 233,334 Preference Shares, 583,335 ordinary shares issuable upon exercise of a warrant. Access America Investments LLC is the General Partner of Access America Fund, LP and has voting and dispositive control over securities held by Access America Fund, LP. Christopher Efird is the Managing Director of Access America Fund, LP and has voting and dispositive control over securities held by it.

(6)
Includes 166,665 ordinary shares issuable upon exercise of a warrant and 333,330 ordinary shares issuable upon conversion of 66,666 Preference Shares. Stephan Taylor has voting and dispositive control over securities held by Taylor International Fund Ltd..

(7)
Includes 83,335 ordinary shares issuable upon exercise of a warrant and 166,670 ordinary shares issuable upon conversion of 33,334 Preference Shares. Jeffrey Feinberg has voting and dispositive control over securities held by Feinberg Family Trust.

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

●
During the year ended December 31, 2011, the Company declared and paid a dividend in the amount of $294,373 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth.

●
During the year ended December 31, 2011, Mr. Tan loaned $1,156 to the Company. As of December 31, 2011 and 2010, amount due to Mr. Tan and Ms. Du totaled $15,226 and $14,070, respectively.  The advances are payable on demand and are non-interest bearing.

●
During the year ended December 31, 2010, the Company executed a lease agreement for its corporate office space owned by Mr. Tan. The lease is for a term of 5 years from January 1, 2011 to December 31, 2015 with monthly lease payments of $11,833.  The Company incurred rent expense of $148,736 and $0 related to this office lease during the years ended December 31, 2011 and 2010, respectively.

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

●
In May 2010 and September 2010, Wealth Environmental Protection issued two note for a total of $500,000 to Huixin, The notes pay interest at 10% and are due at the earlier of a) the one year anniversary form the date of issuance, or b) a change of control of Huixin.

●
For the year ended December 31, 2010, the Company loaned $115,163, on a non-interest bearing basis, to an affiliated company, which is owned by the Company’s shareholders, Mr. Ming Zhou Tan (“Mr. Tan”) and Ms. Hong Yu Du (“Ms Du”).  On December 30, 2010, the Company declared and paid dividends to Mr. Tan, Ms. Du, and Mr. Pan in the amount of $115,163 which was used as a full repayment of the aforementioned loan.

●
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

We have no knowledge of any person who would be deemed a “promoter” of our company during the past five years within the meaning of Rule 405 under the Securities Act, except as follows:

Mr. David Richardson, who was a director at the inception of Huixin, may come into the definition of promoter as person taking initiative in founding and organizing the business of the company. On September 27, 2006, Huixin issued 78,125 ordinary shares (adjusted to reflect consolidation effectuated On March 1, 2008.) or 9.1% of the number of the outstanding ordinary shares at the time of the issuance, at par value of 0.000128 to Mid-Ocean Consulting Limited, for aggregate consideration of $10 at a purchase price of $.0001 per share. Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares, and therefore may be deemed to be the beneficial owner of the shares issued by the company. The shares Mr. Richardson beneficially owns may be deemed an item of value received from the Company as a promoter.

Mr. Joseph Rozelle, who was a director at the inception of Huixin, may come into the definition of promoter as person taking initiative in founding and organizing the business of the company. On September 27, 2006, the company issued 781,250 ordinary  shares (adjusted to reflect consolidation effectuated On March 1, 2008.) or 90.9% of the number of outstanding ordinary shares at the time of the issuance, at par value of 0.000128 to Nautilus Global Partners, LLC, for aggregate consideration of $100 at a purchase price of $.0001 per share. Mr. Rozelle  is the President  of  Nautilus  Global Partners but does not have voting or investment control over such shares, and the shares issued by Huixin may not be deemed to be beneficially owned by Mr.Rozelle, and therefore will not be deemed as item of value received by Mr. Rozelle from Huixin.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Only Mr. Siqi Kang, Mr. Joseph Levinson and Mr. Huaili Zheng are considered independent in light of the NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $218,869 and $150,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huixin Waste Water Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Huixin Waste Water Solutions, Inc. (formerly “China Growth Corp.) (the “Company”), as of December 31, 2011 and 2010, and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows the years ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston &Brezina, L.L.P.

Houston, Texas
March 29, 2012

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$26,383,537	$33,910,457
Restricted cash	670,000	2,287,203
Accounts receivable	2,372,832	655,242
Note receivable	25,187,727	-
Interest receivable	156,085	-
Inventories	957,509	697,518
Advances to suppliers	3,825,386	-
Other current assets	14,168	20,943

Total current assets	59,567,244	37,571,363

Property, plant and equipment and land use and mining rights, net	14,627,533	15,163,899

Total assets	$74,194,777	$52,735,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,855,530	$704,166
Accrued expenses	1,533,878	1,299,042
Due to an officer/stockholder	15,226	14,070
Value added taxes payable	497,581	389,053
Other taxes payable	90,150	25,907
Income tax payable	1,286,537	1,105,912

Total current liabilities	5,278,902	3,538,150

Deferred income taxes	311,339	205,078

Total liabilities	5,590,241	3,743,228

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 444,804 shares issued and outstanding at
December 31, 2011 and 2010, respectively	57	57
Common stock: $0.00018254172 par value, 39,062,500 shares
authorized, 19,600,305 shares issued and outstanding
at December 31, 2011 and 2010, respectively	3,578	3,578
Additional paid-in capital	24,283,222	24,283,222
Accumulated other comprehensive income	6,492,658	4,603,591
Retained earnings (the restricted portion of retained earnings
is $496,396 at December 31, 2011 and 2010)	37,825,021	20,101,586

Total shareholders’ equity	68,604,536	48,992,034

Total liabilities and shareholders’ equity	$74,194,777	$52,735,262

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010

Net revenue	$68,900,075	$48,446,560
Cost of revenue	37,342,469	25,028,811

Gross profit	31,557,606	23,417,749

Operating expenses:
Selling and marketing	2,174,688	1,522,186
General and administrative	5,169,298	3,913,780
Research and development	604,549	-

Total operating expenses	7,948,535	5,435,966

Income from operations	23,609,071	17,981,783

Other income and (expenses):
Costs of recapitalization	-	(1,560,909)
Interest expense	-	(500,000)
Interest income	553,107	68,592
Miscellaneous	(38)	(27,628)

Total other income (expense), net	553,069	(2,019,945)

Income before provision for income taxes	24,162,140	15,961,838

Provision for income taxes	6,148,633	4,688,175

Net income	18,013,507	11,273,663
Less: cumulative dividends on preferred stock	400,324	17,548
Net income attributable to common shareholders	$17,613,183	$11,256,115

Net income per common share - basic	$0.90	$0.62
Net income per common share - diluted	$0.83	$0.61

Weighted average number of common shares outstanding - basic	19,600,305	18,261,675
Weighted average number of common shares outstanding - diluted	21,824,325	18,359,166

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010

Net income	$18,013,507	$11,273,663
Other comprehensive income:	1,889,067	1,311,888
foreign currency translation adjustments
Comprehensive income	$19,902,574	$12,585,551

 The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of
January 1, 2010	-	$-	18,200,305	$3,322	$15,072,648
Capital contribution	-	-	-	-	-
Sale of preferred stock	444,804	57	-	-	6,671,974
Beneficial conversion
feature associated
with convertible
Debt	-	-	-	-	500,000
Common stock issued
in conversion of debt	-	-	700,000	128	499,872
Common stock issued
for services	-	-	700,000	128	1,538,728
Dividends paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
adjustments	-	-	-	-	-

Balance as of
December 31, 2010	444,804	57	19,600,305	3,578	24,283,222
Dividends declared and paid	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
adjustments	-	-	-	-	-

Balance as of
December 31, 2011	444,804	$57	19,600,305	$3,578	$24,283,222

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

	Accumulated
	Other				Total
	Comprehensive	Due From	Retained Earnings		Shareholders’
	Income	Shareholders	Restricted	Unrestricted	Equity

Balance as of
January 1, 2010	$3,291,703	$(7,000)	$496,396	$8,984,555	$27,841,624
Capital contribution	-	7,000	-	-	7,000
Sale of preferred stock	-	-	-	-	6,672,031
Beneficial conversion
feature associated
with convertible
debt	-	-	-	-	500,000
Common stock issued
in conversion of debt	-	-	-	-	500,000
Common stock issued
for services	-	-	-	-	1,538,856
Dividends paid	-	-	-	(653,028)	(653,028)
Net income	-	-	-	11,273,663	11,273,663
Other comprehensive
income - foreign
currency translation
adjustments	1,311,888	-	-	-	1,311,888

Balance as of
December 31, 2010	4,603,591	-	496,396	19,605,190	48,992,034
Dividends declared and paid	-	-	-	(290,072)	(290,072)
Net income	-	-	-	18,013,507	18,013,507
Other comprehensive
income - foreign
currency translation
adjustments	1,889,067	-	-	-	1,889,067

Balance as of
December 31, 2011	$6,492,658	$-	$496,396	$37,328,625	$68,604,536

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$18,013,507	$11,273,663
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,309,577	1,180,718
Deferred income taxes	96,971	7,759
Loss on disposal of equipment	-	1,003
Common stock issued for services	-	1,538,856
Amortization of beneficial debt conversion feature	-	500,000
Changes in operating assets and liabilities:
Accounts receivable	(1,666,107)	263,320
Interest receivable	(153,616)	-
Inventories	(229,997)	(81,610
Advances to suppliers	(3,764,874)	-
Other current assets	7,027	(19,426)
Accounts payable	1,107,137	444,528
Accrued expenses	182,667	815,671
Value added taxes payable	92,376	41,784
Other taxes payable	62,266	(42,631)
Income tax payable	136,733	219,984

Net cash provided by operating activities	15,193,667	16,143,619

Cash flows from investing activities:
Addition to note receivable	(24,789,291)	-
Purchase of property, equipment and improvements	(219,042)	(13,647)
Proceeds from sale of property and equipment	-	729

Net cash used for investing activities	(25,008,333)	(12,918)

Cash flows from financing activities:
Decrease (increase) in restricted cash	1,617,203	(2,287,203)
Proceeds from convertible debt	-	500,000
Proceeds from issuance of preferred stock	-	6,672,031
Due to shareholders ultimately declared as a dividend	-	(653,028)
Advances from a shareholder	1,156	-
Dividend paid to a shareholder	(294,373)	-
Receipt of subscription receivable	-	7,000

Net cash provided by financing activities	1,323,986	4,238,800

Effect of exchange rate changes on cash and cash equivalents	963,760	818,388

Net (decrease) increase in cash and cash equivalents	(7,526,920)	21,187,889

Cash and cash equivalents at the beginning of year	33,910,457	12,722,568

Cash and cash equivalents at the end of year	$26,383,537	$33,910,457

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$5,904,419	$4,438,898

Non-cash investing and financing activities:
Conversion of note payable to common stock	$-	$500,000

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, Nature of Business and Basis of Presentation

Huixin Waste Water Solutions, Inc. (formerly “China Growth Corporation”) (“the Company” or “Huixin”) was incorporated in the Cayman Islands on December 7, 2006. The Company was originally organized as a “blank check” shell company to investigate and acquire a target company or business desiring to be a publicly held corporation. Wealth Environmental Protection Group, Inc. (“WEP”) was incorporated under the laws of the British Virgin Islands on June 3, 2010 to serve as an investment holding company. On December 15, 2010, the Company (i) closed a share exchange transaction pursuant to which it became the 100% parent of WEP, and (ii) assumed the operations of WEP and its subsidiaries.

The share exchange transaction has been treated as a recapitalization of WEP, with Huixin emerging as the surviving legal entity and WEP treated as the acquirer from a financial reporting standpoint.  Prior to the recapitalization, the Huixin had essentially no assets or liabilities and issued approximately 96% of its outstanding shares to the shareholders of WEP and their designees in the recapitalization. The accompanying consolidated financial statements have been restated on a retroactive basis to present the capital structure of WEP as though it were the reporting entity at the beginning of the reporting period. A summary of the Company subsidiaries is currently as follows:

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

HUIXIN WASTE WATER SOLUTIONS, INC.
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

Jiangmen Wealth Water owns all of the issued and outstanding capital stock of Guizhou Yufeng, and 62% of the issued and outstanding capital stock of Shanxi Wealth. The remaining 38% of the issued and outstanding capital stock of Shanxi Wealth is held by Mingzhuo Tan (“Mr. Tan”), our Chief Executive Officer. During the year ended December 31, 2009 and through the date of restructuring, Mr. Tan and his spouse, Ms. Hong Yu Du (“Ms. Du”) directly or through an affiliated company, had controlling equity interests in Jiangmen Wealth Water, Guizhou Yufeng and Shanixi Wealth.   In August and September 2010, through a restructuring process, Jiangmen Wealth Water paid $74,705 and $463,160 to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shainxi Wealth, respectively. Upon completion of this restructuring, the remaining 38% of Shainxi Wealth was owned by Mr. Tan who assigned all the ownership rights including voting rights to Jiangmen Wealth Water.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth Water and its subsidiaries after this restructuring.

Based on Jiangmen Huiyuan’s contractual relationship with Jiangmen Wealth, the Company has determined that a variable interest entity has been created and therefore Jiangmen Wealth is considered a consolidated subsidiary of the Company. Additionally, because all of the companies are currently under common control, the series of agreements and restructurings referred to above have been accounted for as a reorganization of the entities and the financial statements have been prepared as if the reorganization had occurred retroactively.  Accordingly these financial statements present the consolidated operating results, assets and liabilities of Wealth, its subsidiaries and variable interest entities, which are collectively referred to as the “Company”.

The Company produces and sells water purifying agents and high-performance aluminate calcium (HAC) powder in China. HAC powder is the core ingredient of its water purifying agents.

Reverse Stock Split

On December 15, 2011, the Board of Directors and the stockholders of the Company approved and implemented a reverse stock split in a ratio of 1 share to 1.42610718 shares of the Company’s common stock.   Par value of the common stock has been changed to $0.00018254172 per share.  The accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the effects of the reverse stock split.

(2)	Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Consolidated Financial Statements

These financial statements present the consolidated accounts of the Company and its subsidiaries, WEP, Wealth Technology, and its variable interest entities, Jiangmen Huiyan, Jiangmen Wealth Water, Guizhou Yunfeng and Shanxi Wealth, which are collectively referred to as the “Company”. This presentation is based upon the retroactive treatment of series of agreements and restructurings of companies under common control as described in Note 1.

All inter-company transactions and balances have been eliminated in preparation of the consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include collectibility of accounts receivable, useful lives and impairment of property and equipment, mineral reserves available for mining production, total expected use of mineral reserves and value and realizability of intangible assets.  Actual results could differ from those estimates.

Segments

For the years ended December 31, 2011 and 2010, the Company’s operations have been broken down into segments based on production facility, which represents the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

Amounts reported are stated in U.S. Dollars (“USD”), unless stated otherwise. The Company’s functional currency is Renminbi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of the Company have been translated into USD at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into USD at the weighted average rates during the periods the transactions were recognized. The resulting translation adjustments are recorded as other comprehensive income in the consolidated comprehensive income and as a separate component of the consolidated balance sheets and consolidated statements of shareholders’ equity.

Following is an analysis of exchange rates used in translating the Company’s financial statements from the RMB to USD as of and for the years ended December 31, 2011 and 2010 (amounts of RMB to equal 1 USD):

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

	2011	2010

Year-end exchange rate	6.3523	6.59179
Average exchange rate for the year	6.4544	6.76053

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.  Substantially all of the Company’s cash is deposited in the banks located in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.   As of December 31, 2011, the Company had uninsured deposits in banks of approximately $26.3 million.

Restricted Cash

The restricted cash represents cash deposits in the bank which are restricted until the Company fulfills certain requirements established under the Holdback Escrow Agreement and the Investor Relations Escrow Agreement as described in Note 7. At December 31, 2011 and 2010, the Company had restricted cash of $670,000 and $2,287,203, respectively

Note Receivable

Note receivable is carried at amortized cost less an allowance for bad debt of $0. Interest income is accrued and calculated based on the stated interest rate and the principal balance of the promissory note.  The Company periodically evaluates the collectability of the note receivable in order to determine whether an allowance should be recorded.  As of December 31, 2011, no allowance was recorded against the balance of the note receivable balance.

On August 29, 2011, the Company entered into a secured note receivable agreement with a non-related party in the amount of $14,087,748 (RMB90,000,000) which was increased to approximately $25,187,727 (RMB160,000,000) in December 2011. The note carries an annual interest rate of 9%. This note originally expired on November 28, 2011 but was extended to March 31, 2012, and is secured by the debtor’s land use right, certain tangible assets and all the business operation rights. Interest receivable related to this note amounted to $156,085 as of December 31, 2011. As of March 28, 2012, the note receivable was fully repaid.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, note receivable, interest receivable, inventories, advances to suppliers, accounts payable, accrued expenses, due to officer/stockholder, value added taxes payable, other taxes payable, and income tax payable as of December 31, 2011 and 2010 approximate fair value.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by or distributions to shareholders. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The changes in other comprehensive income of $1,889,067 and $1,311,888 for the years ended December 31, 2011 and 2010, respectively, are foreign currency translation adjustments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and note receivable.  The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings and the Company has not experienced any losses on deposits.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. When appropriate, the Company establishes an allowance for doubtful accounts based on various factors including the age of receivables and other information relevant to the credit risk of specific customers. The Company has not experienced any significant credit losses on accounts receivable and at December 31, 2011 and 2010, management’s analysis of customer accounts did not indicate any impaired or problem accounts for which a reserve should be established. Accordingly, there is no allowance for doubtful accounts at December 31, 2011 or 2010.

The Company periodically evaluates the financial condition of the note receivable holder and the fair value of the collateral used to secure the note receivable.  As of December 31, 2011, there is no allowance against the note receivable balance as a result of the Company’s evaluation.

Major Customers

During the years ended December 31, 2011 and 2010, there was no customer that accounted for 10% or more of the Company’s net revenue. However, certain customers did account for more than 10% of open accounts receivable at year end as described in the accounts receivable policy footnote.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Major Suppliers

During the years ended December 31, 2011 and 2010, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Percentage of Total Purchases
	2011	2010

Supplier A	19.65	14.47%
Supplier B	14.39	11.92%

Revenue Recognition

The Company’s main source of revenue is generated from sales of water purifying agents and high-performance calcium aluminates powder (“HAC”). The Company recognizes revenue when there is persuasive evidence of a sales arrangement, delivery and acceptance by the customer has occurred, the sales price is fixed or determinable, and collection is probable. Under the Company’s typical sales terms for both water purifying agents and HAC, the Company recognizes revenue when product is shipped from its production facilities because shipments are made FOB shipping point with the customer bearing all shipping costs and title and risk of loss transferring to the customer upon shipment. Sales terms for water purifying agents and HAC do not include customer acceptance provisions, the right of return (unless the product is proven to be defective) or other post-delivery obligations. The Company has not experienced any significant returns associated with defective product.

Value added taxes (“VAT”) represent amounts collected on behalf of specific government agencies that require remittance of tax by specified dates. VAT is billed to customers at the time of sales and is detailed on invoices provided to the customers. The Company accounts for value added taxes on a net basis. The Company records and remits sales related value added taxes based on the applicable value added tax percentage. VAT is not included in revenue or cost of goods sold, but is recorded in accounts receivable and recognized as a net liability for unremitted amounts on the balance sheet.

Accounts Receivable

The Company evaluates the collection status of outstanding receivables at the end of each reporting period and makes estimates of potential credit losses, if any. The Company has historically had no significant credit losses on its accounts receivable and, accordingly, has not provided an allowance for doubtful accounts as of December 31, 2011 or 2010. Following is an aged analysis of accounts receivable at December 31, 2011 and 2010:

	2011	2010
Current	$1,355,837	$655,242
1 - 30 days past due	653,074	-
30 - 60 days past due	191,923	-
60 - 90 days past due	171,998	-
Greater than 90 days past due	-	-

	$2,372,832	$655,242

At December 31, 2011 and 2010, certain customers accounted for more than 10% of accounts receivable as follows:

	2011	2010
Customer A	26%	25%
Customer B	11%	13%
Customer C	28%	14%
Customer D	**	10%
Customer E	**	13%

** Less than 10%

HUIXIN WASTE WATER SOLUTIONS, INC.
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

Cost of Revenue

Cost of revenue includes raw materials, direct labor and factory overhead costs. Factory overhead costs consist of depreciation of production equipment and leasehold improvements, amortization of patent costs, amortization of mining and land use rights, indirect labor, utilities, repairs and maintenance costs related to the Company’s production equipment and costs related to the Company’s distribution network.

Operating Expenses

Selling and marketing expenses include salaries and employee benefits, commissions, travel and entertainment, regional office expenses and other selling expenses.

General and administrative expenses include management and office salaries and employee benefits, deprecation of office facilities, leasehold improvements, office equipment and automobiles, travel and entertainment, legal and accounting expenses, consulting fees, rent expense and other office expenses.

Transportation Charges

Transportation charges represent costs to deliver the Company’s inventory to the point of sale.  Substantially all sales by the Company are made FOB shipping point, and accordingly, the customer bears the cost of shipping and the costs are not reflected in the Company’s financial statements. In the infrequent circumstance that the Company pays transportation costs on product sold, such costs are expensed and charged to costs of goods sold as incurred.

The Company incurs substantial shipping costs in moving mined bauxite and limestone from its mines to its manufacturing facilities and in moving product between facilities for further processing.  Such freight-in transportation costs are recognized in the cost of inventory and recognized as expense as the underlying products are sold. Transportation costs of mined products are included in the cost of Bauxite and Limestone as specified in mining service contracts and totaled approximately $3,178,662 and $2,313,956 during the years ended December 31, 2011 and 2010, respectively. Transportation costs incurred in moving product between facilities totaled approximately $997,938 and $750,267 during the years ended December 31, 2011 and 2010, respectively.

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

HUIXIN WASTE WATER SOLUTIONS, INC.
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

Events that would trigger an impairment test include the following:

●	A significant decrease in the market price of a long-lived asset.
●	A significant change in the use of a long-lived asset or in its physical condition.
●	A significant change in the business climate that could affect an asset’s value.
●	An accumulation of cost significantly greater than the amount originally expected to acquire or construct a long-lived asset.
●	A current period operating or cash flow loss combined with a history of such losses or a forecast demonstrating continued losses associated with the use of a long-lived asset.
●	An expectation to sell or otherwise dispose of a long-lived asset significantly before the end of its estimated useful life.

Based on the Company’s reviews during the years ended December 31, 2011 and 2010, there were no events or circumstances that caused management to believe that impairment tests were necessary.

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

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the years ended December 31, 2011 and 2010, with information related to the liability for uncollected or unremitted VAT at December 31, 2011 and 2010:

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

	2011	2010

VAT billed to customers for sales during the year	$13,539,501	$9,485,099
VAT billed to the Company for purchases during the year	5,368,815	3,423,457

Net VAT due the PRC for transactions during the year	8,170,686	6,061,642
Amount remitted to the PRC	(8,062,158)	(6,008,376)
Liability at beginning of the year	389,053	335,787

Liability at end of the year	$497,581	$389,053

Liability for taxes collected but not remitted at year-end	$152,811	$293,847
Liability for taxes billed to customers but not collected
from the customers or remitted to the PRC at year-end	344,770	95,206

Total liability for VAT at end of year	$497,581	$389,053

VAT is not included in revenue or costs of goods sold, but is recorded in accounts receivable and recognized as a liability for billed but uncollected or unremitted amounts on the consolidated balance sheets. The amount of VAT collected on sales differs from the 17% expected amount due to intercompany sales for which VAT is reported. VAT included in accounts receivable was approximately $344,770 and $95,206 at December 31, 2011 and 2010, respectively.

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

The FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit associated with an uncertain tax position when, in the judgment of management, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company has not incurred any interest or penalties related to potential underpaid income taxes and has recognized no assets or liabilities associated with uncertain tax positions as of or for the years ended December 31, 2011 or 2010.

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. The Company periodically evaluates its investment strategies for each foreign tax jurisdiction in which it operates to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. At December 31, 2011 and 2010, substantially all operations are in the PRC and management believes that all earnings will be indefinitely reinvested in the PRC.

HUIXIN WASTE WATER SOLUTIONS, INC.
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

	2011	2010
Net income (A)	$18,013,507	$11,273,663
Less dividends attributable to 6% convertible preferred stock	400,324	17,548

Net income available for common shareholders (B)	$17,613,183	$11,256,115

Weighted average number of common shares
outstanding – basic (C)	19,600,305	18,261,675
Dilutive effect of preferred stock conversions	2,224,020	97,491

Weighted average number of common shares outstanding – diluted (D)	21,824,325	18,359,166

Earnings per share:
Basic (B/C)	$0.90	$0.62

Diluted (A/D)	$0.83	$0.61

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The Company adopted both standards in the fourth quarter of 2011 and such adoption did not have a material impact on the Company’s consolidated financial statements.

 Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.  Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Inventories

A summary of inventories at December 31, 2011 and 2010 is as follows:

	2011	2010

Raw Materials	$674,114	$469,793
Work in progress	-	39,991
Finished goods	283,395	187,734

	$957,509	$697,518

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Plant and Equipment and Land Use and Mining Rights

A summary of property, plant and equipment and land use and mining rights is as follows:

	2011	2010

Leasehold improvement	$3,321,044	$3,200,385
Production equipment	6,715,532	6,426,255
Furniture and fixtures	441,857	320,513
Automobiles	313,333	238,057
Land use rights	2,276,347	2,193,644
Mining rights	8,973,128	8,647,120

	22,041,241	21,025,974
Less: Accumulated depreciation	7,413,708	5,862,075

	$14,627,533	$15,163,899

Depreciation and amortization expense was $1,309,577 and $1,180,718 for the years ended December 31, 2011 and 2010, respectively, as follows:

	2011	2010

Depreciation of plant, equipment and improvements	$703,836	$692,421
Amortization of land use rights	49,400	47,163
Amortization of mining rights	556,341	441,134

	$1,309,577	$1,180,718

Amortization expense related to land-use rights and mining rights for the future year is estimated as follows:

Year ending December 31,	Amount

2012	$756,798
2013	912,251
2014	1,084,662
2015	1,291,555
2016	1,515,000
Thereafter	3,249,747

$8,810,013

As of December 31, 2011, weighted average remaining amortizable life for land-use rights and mining rights is approximately 14.58 years.

The cost of land use and mining rights consists solely of the cash acquisition price of those assets under transfer of right agreements with third parties.  Mine development costs and production costs are included in the cost of mined materials, are subsequently included as a component of  the cost of inventory and are ultimately expensed to cost of good sold. Following is an analysis of cost of the Company’s land use rights and mining rights acquisition costs:

Land Use Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Muzhou Sanya Industrial District	August 2003	April 2046	$850,468
Xinghong Village Zhazuo Town Xiuwen County	July 2005	August 2056	551,279
Industrial District Sanquan Town Fenyang	September 2005	September 2052	874,600

			$2,276,347

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Plant and Equipment and Land Use and Mining Rights, continued

Mining Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Dashan Village Zhazuo Town Xiuwen County -
Surface Limestone Mine	September 2005	September 2023	$472,270
Gaocang Village Longchang Town Xiuwen
County - Underground Bauxite Mine	October 2005	October 2020	2,833,619
Sangzao Village Lijiaxiang Town Fenyang City -
Surface Limestone Mine	January 2006	January 2025	1,259,386
Luotuoju Village Wangjiagou Liulin County Lvliang
Lvliang City - Underground Bauxite Mine	January 2006	January 2020	4,407,853

			$8,973,128

The terms of the Company’s mining rights agreements provide the Company with only the right to produce specified quantities of minerals from specific mining sites. The amounts mined under the mining rights agreements are subject to annual limits; however, the rights are cumulative and unused production in any given years will carry forward to the following years to allow the Company to mine greater amounts in future years, up to the cumulative limit. At December 31, 2011 and 2010, the Company has cumulative unused limestone and bauxite production that can be used to increase production in subsequent years as shown in the following table:

	Amounts in Tons
	2011	2010
Limestone

Allowable annual production	300,000	300,000

Beginning cumulative unused production	1,280,154	1,065,028
Production allowed during the year	300,000	300,000
Actual production	(102,781)	(84,874)

Ending cumulative unused production	1,477,373	1,280,154

	Amounts in Tons
	2011	2010
Bauxite

Allowable annual production	350,000	350,000

Beginning cumulative unused production	1,115,218	968,870
Production allowed during the year	350,000	350,000
Actual production	(246,814)	(203,652)

Ending cumulative unused production	1,218,404	1,115,218

For the years ended December 31, 2011 and 2010, the Company is subject to a resource tax on all production from its mines of approximately $0.31 and $0.30 per ton of limestone, respectively, and $3.09 and $3.03 per ton of bauxite, respectively. The resource tax, reported in the accompanying financial statements as a component of cost of revenue, was approximately $796,640 and $642,660 for the years ended December 31, 2011 and 2010, respectively.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2011 and 2010 because substantially all of the Company’s operations are conducted in the PRC.  On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (“New CIT Law”), which was effective on January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2011 and 2010, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of December 31, 2011 and 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 20011 and 2010, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

The Company conducts substantially all of its business and income producing activities  in the PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2011 and 2010.  Following is a reconciliation of the Company’s income tax provision of $6,148,633 and $4,688,175, for the years ended December 31, 2011 and 2010, respectively, to the expected US statutory rate of 34%:

	2011		2010
Description	Amount	Percent	Amount	Percent

Income taxes at US statutory rate applied to pretax income	$8,215,128	34%	$5,427,025	34%
Difference between US and PRC income tax rates	(2,174,593)	(9)%	(1,436,565)	(9)%
Change in valuation allowance	147,013	1%	918,718	6%
Other	(38,915)	(1)%	(221,003)	(2)%

Income tax provision	$6,148,633	25%	$4,688,175	29%

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Income Taxes, continued

The Company’s provision for income taxes consists of the following:

	2011	2010

Current:
PRC	$6,042,372	$4,680,416

Deferred:
PRC	106,261	7,759

	$6,148,633	$4,688,175

At December 31, 2011 and 2010, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related  deferred taxes were as follows:

Description of Deferred Tax	2011	2010

Non current liabilities:
Difference in basis of mining rights for
financial and tax reporting purposes	$(386,339)	$(280,078)

Total deferred tax liabilities	(386,339)	(280,078)

Non-current assets:
Net operating loss carryforwards for US and
British Virgin Island purposes	1,065,731	918,718
Liability for social insurance premiums
and provident housing funds not yet deductible
for tax purposes	75,000	75,000

Total deferred tax assets	1,140,731	993,718
Less valuation allowance	(1,065,731)	(918,718)

Net deferred tax assets	75,000	75,000

Net deferred tax liability	$(311,339)	$(205,078)

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

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Shareholders’ Equity

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of December 31, 2011 and 2010 and the balance represents a fully funded General Reserve Fund:

Following is an analysis of the general fund by subsidiary at December 31, 2011 and 2010:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

Share Exchange Agreement and Reverse Stock Split

On December 15, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange”) under which the Company will issue 18,200,305 shares of common stock, or approximately 96% of its outstanding shares for 100% of WEP. The closing of the Share Exchange was conditioned upon all conditions set forth in the Subscription Agreement being met and the closing of the Private Placement was conditioned upon the closing of the Share Exchange.  The shares to be issued under the share exchange agreement have not been physically issued by the stock transfer agent because the Company is awaiting shareholder approval of a 1: 1.42610714 reverse stock split on all of the ordinary shares issued and outstanding at the closing of the Share Exchange (the “Reverse Split”).

On December 15, 2011, the Board of Directors and the stockholders of the Company approved and implemented a reverse stock split in a ratio of 1 share to 1.42610718 shares of the Company’s common stock.   Par value of the common stock has been changed to $0.00018254172 per share.  The accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the effects of the reverse stock split.

During the year ended December 31, 2011 and 2010, the Company issued common and preferred stock as follows:

Common Stock

On December 15, 2010, the Company approved the issuance of 700,000 shares of common stock  to Mr. Karlson Ka Tsun PO, at par value $0.00018254172 per share, as compensation for the services he provided to us in connection with the Share Exchange and Private Placement. The Company calculated the cost for the issuance by using the Block Scholes Option Pricing Model and referenced the cash price paid in a concurrent Private Placement of convertible preferred stock as follows:

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Shareholders’ Equity, continued

Common Stock, continued

Amount

Price per unit for 2 preferred shares, each unit convertible into 10 common shares and detachable warrants for the purchase of 5 common shares
for $4.50 per share for a period of 5 years.	$30.00
Value of detachable warrant for purchase of 5 common shares using the
Black Scholes Option Pricing Model and, a current price per share of $3, an expected exercise period of 5 years, a volatility factor of 75% based on a similar company operating in China, a risk free interest rate of 2.1%
and expected dividend yield of 0%	8.02

Value of 10 shares of common stock included in the unit	$21.98

Value of one share	$2.198

Shares issued	700,000

Total value	$1,538,856

On May 28, 2010 and September 3, 2010, the Company obtained two Senior Preferred Secured Notes for a total amount of $500,000 from the Company that had loaned the proceeds to Huixin. The notes proceeds were initially borrowed by the Company prior to the recapitalization transaction described above.

The notes carried an interest rate of 10% per annum and were secured by cash collateral of $250,000, all of assets of the Company and all of Company’s common shares owned by its primary shareholder, Mr. Tan Ming Zhuo.  The notes were set to mature on the earlier of (a) the one year anniversary of the date of issue, (b) a Public Offering, (c) a Qualified Equity Funding, or (d) the occurrence of a Change of Control or Change of Ownership (the “maturity”).   A “Qualified Equity Funding” means a sale by the Company of its equity securities that raises at least $6,500,000 for the Company.  The notes include a conversion feature that provides   the outstanding notes amount to be converted into 700,000 shares of the Company’s common stock upon maturity. Such conversion was triggered on December 15, 2010, upon closing of the Private Placement Described below.

Since these notes were convertible into equity at a beneficial conversion rate, an embedded beneficial conversion feature was recorded as a debt discount and was amortized utilizing the effective interest rate method over one year.  The Company recorded a beneficial conversion feature of $500,000 as a discount to the convertible note payable. Amortization of discount in the amount of $500,000 was recorded as interest expense prior to and upon closing of the Private Placement on December 15, 2010.

Preferred Stock

On December 15, 2010, the Closing Date, the Company entered  into a subscription agreement  with a group of accredited investors (the “Subscription Agreement”), pursuant to which the Company issued to the investors an aggregate of 222,402 (“Units”), for an aggregate purchase price of $6,672,031, or $30.00 per Unit (the “Private Placement”). Each Unit consists of (i) two (2) shares of our Class A 6% convertible preference share (the “Preference Share”) with each of the Preference Share convertible into five ordinary shares for a total of ten ordinary shares per Unit, and (ii) a warrant to purchase five (5) ordinary shares at an exercise price of $4.50 per share (the “Warrant”).

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Contractual Agreements

Agreements to Prepare the Company for Recapitalization

The Company was formed through a series of reverse mergers and contractual agreements which were completed with the reverse merger of Huixin and WEP in the recapitalization transaction provided for in the Share Exchange Agreement. Prior to the recapitalization, on September 29, 2010, WEP, through its wholly owned subsidiary, Jiangmen Huiyuan entered into the following agreements with Jiangmen Wealth Water and the shareholders of Jiangmen Wealth Water and such agreements are summarized as follows:

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

HUIXIN WASTE WATER SOLUTIONS, INC.
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

Agreements to Position the Company for the Share Exchange Agreement

The Private Placement

As a condition of the closing of the Share Exchange the Company was required to complete a Private Placement of its preferred stock (See a description of the Private Placement in Note 6 - Shareholders’, Equity- Preferred Stock). The Private Placement was conditioned upon all conditions set forth in the Subscription Agreement and both the Private Placement and Share Exchange were completed on December 15, 2010.

Subscription Agreement

Pursuant to the Subscription Agreement, the Company is obligated to file a registration statement with the United States Securities and Exchange Commission (“SEC”) covering the resale of the ordinary shares underlying the Preference Shares and the Warrants (the “Registrable Securities”) no later than thirty (30) days following the closing date. In the event that the registration statement is not timely filed, the Company is obligated to pay to each investor liquidated damages equal to 1% of each investor’s investment per month pursuant to the Subscription Agreement. In addition, the Company must use its best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible, but in no event later than 180 days following the Closing Date (the “Effective Date”). If the registration statement is not declared effective by the SEC on or prior to the Effective Date, then the Company is obligated to pay to each investor liquidated damages equal to 1% of such investor’s investment. The maximum aggregate liquidated damages payable to each Subscriber under this Agreement is seven percent (7%) of the purchase price paid by such Subscriber pursuant to this Agreement. However, such liquidated damages payable in the event that the Registration Statement is not declared effective by the Effective Date will be waived, provided that (1) the Company has responded to all SEC comments on the Registration Statement and its amendments within twenty (20) business days of their respective receipt, which shall be extended to thirty (30) business days if the SEC response cannot be submitted because the Company is required to provide updated financial statements pursuant to Regulation S-X; and (2) if the Company is current with the filing of all periodic reports under the Exchange Act. Based on the terms of the registration payment arrangement, the Company could become subject to cash damages of up to 7% of the $6,672,032 we raised under the Subscription Agreement or $467,042.

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

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Contractual Agreements, continued

Agreements to Position the Company for the Share Exchange Agreement, continued

Subscription Agreement, continued

In connection with filing the registration statement, if the SEC limits the amount of Registrable Securities to be registered for resale pursuant to Rule 415 under the Securities Act, then the Company shall be entitled to exclude such disallowed Registrable Securities (the “Cut Back Shares”) on a pro rata basis among the holders thereof with a first priority given to the shares underlying the Warrants.  The Company shall prepare, and, as soon as practicable but in no event later than the six months from the date the registration statement was declared effective, file with the SEC an additional registration statement (“Additional Registration Statement”) on Form S-1 covering the resale of all of the disallowed Registrable Securities not previously registered on an Additional Registration Statement hereunder.  The Company shall use its best efforts to have each Additional Registration Statement declared effective by the SEC as soon as practicable.  No liquidated damages will accrue on or as to any Cut Back Shares, and the required Filing Date for such additional Registration Statement including the Cutback Shares will be tolled, until such time as the Company is able to effect the registration of the Cut Back Shares in accordance with any SEC comments.  The Form S-1 was declared effective by the SEC on February 13, 2012.  No liquidated damages were due and payable related to this subscription agreement as of December 31, 2011 and 2010.

Make Good Escrow Agreement

In connection with the Private Placement, the Company entered into a make good escrow agreement with Star Prince, and Access America Investments, LLC (“AAI”) as representative of the investors, pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split defined below), to be held in favor of the investors in order to secure certain make good obligations (the “Escrow Shares”). Under the Make Good Escrow Agreement, we established minimum after tax net income thresholds (as determined in accordance with the United States Generally Accepted Accounting Principles (the “US GAAP”) and excluding any non-cash charges incurred related to the Share Exchange and the Private Placement as described here above)  of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If the Company’s after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors pro rata based on the number of unites purchased by each Investor in the Offering, will be entitled to receive ordinary shares based upon a pre-defined formula which shall equate to the product of (A) the percentage difference between the applicable performance threshold and actual performance (if both applicable performance thresholds have not been achieved, then the applicable performance threshold yielding the greater difference from actual performance shall be used) times (B) the total number of the Escrow Shares.(The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under the GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if the GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise.  For the years ended December 31, 2011 and 2010, the Company achieved the performance threshold, and none was due to investors under the Make Good Escrow Agreement.

Holdback Escrow Agreement

In connection with the Private Placement, the Company entered into a Holdback Escrow Agreement with Anslow & Jaclin, LLP (“A&J”), the escrow agent, and AAI, as investor representative (the “Holdback Escrow Agreement”), pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 shall be released to the Company upon the hiring of a chief financial officer on terms acceptable to AAI (the “Chief Financial Officer Holdback”) and $667,203.20 shall be released to us upon appointment of the required independent directors to our board of directors. In March 2011, pursuant to the Holdback Escrow Agreement, $667,203.20 was  released to us upon appointment of the required independent directors to our board of directors.

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to us as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of December 31, 2011, $550,000 remained unreleased.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Contractual Agreements, continued

Agreements to Position the Company for the Share Exchange Agreement, continued

Investor Relations Escrow Agreement

The Company entered into an investor relations escrow agreement with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld.  As of December 31, 2011, $120,000 remained unreleased as the Company has not hired any investor relations firm.

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

During the year ended December 31, 2011, the Company declared and paid a dividend in the amount of $294,373 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth. During the year ended December 31, 2011, Mr. Tan loaned $1,156 to the Company. As of December 31, 2011 and 2010, amount due to shareholders totaled $15,226 and $14,070, respectively.

During the year ended December 31, 2010, the Company loaned a total amount of $115,163 and, on a non-interest bearing basis, to an affiliated company, which is owned by the Company’s shareholders, Mr. Ming Zhou Tan (“Mr. Tan”) and Ms. Hong Yu Du (“Ms. Du”). Also, during the year ended December 31, 2010, through a restructuring process, Jiangmen Wealth paid $74,705 and $463,160 on behalf of Mr. Tan and Ms. Du to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shainxi Wealth, respectively. Upon completion of this restructuring, the remaining 38% of Shainxi Wealth was owned by Mr. Tan who assigned all the ownership rights including voting rights to Jiangmen Wealth.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth and its subsidiaries after this restructuring.

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

During the year ended December 31, 2010, the Company executed a lease agreement for its corporate office space owned by Mr. Tan. The lease is for a term of 5 years from January 1, 2011 to December 31, 2015 with monthly lease payments of $11,833.  The Company incurred rent expense of $148,736 and $0 related to this office lease during the years ended December 31, 2011 and 2010, respectively. (See Note 9, Operating Leases section for details)

HUIXIN WASTE WATER SOLUTIONS, INC.
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

Potential Liability Related to Unpaid Social Insurance Premiums and Housing Provident Funds

Prior to 2010, neither Jiangmen Wealth, Shanxi Wealth, nor Guzhou Yunfeng, our operating subsidiaries under the PRC laws, have paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. The Company estimated its exposure related to unpaid social insurance premiums and housing provident funds and believes the cumulated amount, including potential penalties, be approximately $300,000 for underpayments from inception of its operations through December 31, 2009.  Beginning 2010, the Company accrued and remitted full amounts of social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws.  The underpayment amount of $300,000 was included in accrued expenses in the accompanying financial statements as of December 31, 2011 and 2010.

Risks Associated with Mining

The Company is involved mineral exploration, development and production, activities that involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company’s operations are subject to all of the hazards and risks inherent in these activities, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

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

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Contingencies and Commitments, continued

Operating Leases

The Company leases certain office and marketing premises under non-cancelable operating leases. During 2010, the Company’s leases for its office space expired and the Company entered into two operating leases for its headquarter and administrative offices. The Company’s most significant operating lease is the office space owned by Mr. Tan. (See Note 8.)   For the years ended December 31, 2011 and 2010, rent expense under operating leases was $158,032 and $13,448 respectively, including rent expense of $148,736 and $0, respectively, to Mr. Tan.

At December 31, 2011, future minimum lease payments due under non-cancelable operating leases were as follows:

Year ending December 31,	Related Party	Unrelated Party	Total

2012	$151,126	$787	$151,913
2013	151,126	-	151,126
2014	151,126	-	151,126
2015	151,126	-	151,126
Thereafter	-	-	-
	$604,504	$787	$61,239

(10)	Segment Information

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

●
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

●
Guizhou Yefeng produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is used by  Jiangmen Wealth Water in the production of its water purification agents and is also sold to outside customers for waste water treatment.

●	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

●	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)				Segment Information, continued

For the year ended December 31, 2011

	Jiangmen
	Wealth Water	Guizhou Yefeng	Shanxi Wealth	Corporate	Elimination	Total

Net revenue	$36,388,732	$13,653,814	$26,944,749	$-	$(8,087,220)	$68,900,075
Cost of revenue	21,538,330	7,388,029	16,503,330	-	(8,087,220)	37,342,469

Gross profit	14,850,402	6,265,785	10,441,419	-	-	31,557,606

Selling and marketing	1,131,230	292,993	750,465	-	-	2,174,688
General and administrative	2,214,036	710,215	1,259,111	985,936	-	5,169,298
Research and development	570,154	34,395	-	-	-	604,549

Income from operations	$10,934,982	$5,228,182	$8,431,843	$(985,936)	$-	$23,609,071

For the year ended December 31, 2010

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Elimination	Total

Net revenue	$25,764,665	$8,788,805	$18,874,533	$-	$(4,981,443)	$48,446,560
Cost of revenue	14,557,766	4,887,384	10,565,104	-	(4,981,443)	25,028,811

Gross profit	11,206,899	3,901,421	8,309,429	-	-	23,417,749

Selling and marketing	750,478	199,269	572,439	-	-	1,522,186
General and administrative	1,379,748	565,200	982,756	986,076	-	3,913,780
Research and development	-	-	-		-	-

Income from operations	$9,076,673	$3,136,952	$6,754,234	$(986,076)	$-	$17,981,783

As of December 31, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Elimination	Total

Current assets	$37,939,256	$10,658,031	$18,087,450	$6,109,033	$(13,226,526)	$59,567,244
Property, plant and equipment,
land use and
mining rights	2,708,952	4,946,209	6,972,372	-	-	14,627,533
Total assets	$40,648,208	$15,604,240	$25,059,822	$6,109,033	$(13,226,526)	$74,194,777

As of December 31, 2010
	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Elimination	Total
Current assets	$15,269,813	$5,710,432	$10,058,636	$6,532,482	$-	$37,571,363
Property, plant and
equipment, land use and
mining rights	2,676,023	5,097,031	7,390,845	-	-	15,163,899
Total assets	$17,945,836	$10,807,463	$17,449,481	$6,532,482	$-	$52,735,262

(3) Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement, dated December 15, 2010, by and among Huixin Waste Water Solutions, Inc. (formerly known as China Growth Corporation), Wealth Environmental Protection Group, Inc., and Wealth Environmental Protection Shareholders Group. (1)

3.1	Amended and Restated Memorandum Of Association And Articles Of Association of the Company (6)
4.1	Form of Warrant (1)
10.1	Form of Subscription Agreement (1)
10.2	Make Good Escrow Agreement, dated December 15 2010. (1)
10.3	Holdback Escrow Agreement, dated December 15, 2010. (1)
10.4	Investor Relations Escrow Agreement, dated December 15, 2010. (1)
10.5	Form of Lockup Agreement between Star Prince Limited and Huixin Waste Water Solutions, Inc. (formerly known as China Growth Corporation) 1)
10.6	Form of Lockup Agreement between shareholder set forth therein and Huixin Huixin Waste Water Solutions, Inc. (formerly known as China Growth Corporation) (1)
10.7	Exclusive Business Cooperation Agreement between Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd. and Jiangmen Wealth Water Purifying Agent Co, Ltd., dated September 29, 2010. (1)
10.8	Equity Interest Pledge Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.9	Exclusive Option Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.10	Power of Attorney by Mingzhuo Tan, dated September 29, 2010 (1)
10.11	Equity Interest Pledge Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.12	Exclusive Option Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.13	Power of Attorney by Hongyu Du, dated September 29, 2010 (1)
10.14	Technology Development Agreement between Jiangmen Wealth Water and Tongji University., dated October 9, 2003 (2)
10.15	Secured Note Purchase Agreement (2)
10.16	Senior Preferred Secured Note No. 1(3)
10.17	Senior Preferred Secured Note No. 2(3)
10.18	Share Transfer Agreement between Mingzhuo Tan and Jiangmen Wealth Water dated December 27, 2010 (4)
10.19	Lease between Mingzhuo Tan and Jiangmen Wealth Water Water dated December 31, 2010 (4)
10.20	Form Limestone Extraction Entrusting Contract (3)
10.21	Form Bauxite Extraction Entrusting Contract (5)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.1+	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.2+	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
99.4	Guizhou Limestone Mining License (5)
99.5	Guizhou Bauxite Mining License (3)
99.6	Shanxi Limestone Mining License (3)
99.7	Shanxi Bauxite Mining License (3)

101. INS**	XBRL Instance Document. (6
101. SCH**	XBRL Taxonomy Extension Schema Document (6)
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document. (6)
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document. (6)
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document. (6)
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document. (6)

(1) Incorporated herein by reference to the Company’s current report on Form 8-K filed on December 21, 2010

(2) Incorporated herein by reference to the Company’s current report on Amendment No. 1 to Form 8-K filed on February 28, 2011

(3) Incorporated herein by reference to the Company’s current report on Amendment No. 2 to Form 8-K filed on April 18, 2011

(4) Incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 15, 2011

(5) Incorporated herein by reference to the Company’s current report on Amendment No. 3 to Form 8-K filed on June 6, 2011

(6) Filed herewith.

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

Huixin Waste Water Solutions, Inc.

Date: March 29, 2012	By:	/s/ Mingzhuo Tan
Mingzhuo Tan
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingzhuo Tan	Chief Executive Officer, President and	March 29, 2012
Mingzhuo Tan	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Tin Nang (Chris) Lui	Chief Financial Officer	March 29, 2012
Tin Nang (Chris) Lui	(Principal Financial Officer)

/s/ Hongyu Du
Hongyu Du	Director	March 29, 2012

/s/ Siqi Kang
Siqi Kang	Director	March 29, 2012

/s/ Joseph Levinson
Joseph Levinson	Director	March 29, 2012

/s/ Huaili Zheng
Huaili Zheng	Director	March 29, 2012