Form 10-Q
period 2012-03-31
Huixin Waste Water Solutions, Inc.
filed 2012-05-14
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

HUIXIN WASTE WATER SOLUTIONS, INC.
(Exact name of registrant as specified in Charter)

Cayman Islands	000-52339	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

#99 Jianshe Road 3, Pengjiang District, Jiangmen City
Guangdong Province, 529000
People’s Republic of China
 (Address of principal executive office, Zip Code)
 _______________

 (86) (750) 395-9988
 (Registrant’s telephone number, including area code)
_______________

Not Applicable.

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐                                                                                            Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of May 11, 2012, 19,600,305 ordinary shares, par value $0.00018254172 per share are issued and outstanding.

HUIXIN WASTE WATER SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
		PAGE
Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 6.	Exhibits	31

SIGNATURES		32

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

In addition, unless the context otherwise requires and for the purposes of this report only, references to the following terms have the meaning assigned to each of them hereof:

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	2

Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2012 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 21

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012 (UNAUDITED)	2011
ASSETS

Current assets:
Cash and cash equivalents	$58,769,051	$26,383,537
Restricted cash	370,000	670,000
Accounts receivable	4,232,715	2,372,832
Note receivable	-	25,187,727
Interest receivable	-	156,085
Inventories	873,644	957,509
Advances to suppliers	1,302,629	3,825,386
Other current assets	14,258	14,168

Total current assets	65,562,297	59,567,244

Property, plant and equipment and land and mining rights, net	14,412,721	14,627,533

Total assets	$79,975,018	$74,194,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,759,466	$1,855,530
Accrued expenses	1,142,965	1,533,878
Due to shareholders	15,226	15,226
Value added taxes payable	934,091	497,581
Other taxes payable	138,253	90,150
Income tax payable	1,712,250	1,286,537

Total current liabilities	5,702,251	5,278,902

Deferred income taxes	318,009	311,339

Total liabilities	6,020,260	5,590,241

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 444,804 shares
issued and outstanding on March 31, 2012
and December 31, 2011	57	57
Common stock: $0.00018254172 par value, 39,062,500
shares authorized, 19,600,305 shares issued
and outstanding on March 31, 2012 and December 31, 2011	3,578	3,578
Additional paid-in capital	24,283,222	24,283,222
Accumulated other comprehensive income	6,932,079	6,492,658
Retained earnings (the restricted portion of retained earnings
is $496,396 on March 31, 2012 and December 31, 2011)	42,735,822	37,825,021

Total shareholders’ equity	73,954,758	68,604,536

Total liabilities and shareholders’ equity	$79,975,018	$74,194,777

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net revenue	$17,757,465	$16,760,970
Cost of revenue	9,743,823	8,510,190

Gross profit	8,013,642	8,250,780

Operating expenses:
Selling and marketing	655,797	507,409
General and administrative	1,162,046	1,046,598
Research and development	151,727	136,959
Total operating expenses	1,969,570	1,690,966

Income from operations	6,044,072	6,559,814

Other income:
Interest income	567,587	28,268

Total other income	567,587	28,268

Income before provision for income taxes	6,611,659	6,558,082

Provision for income taxes	1,700,858	1,677,078

Net income	4,910,801	4,911,004
Less: cumulative dividends on preferred stock	100,081	100,081
Net income attributable to common shareholders	$4,810,720	$4,810,923

Net income per common share - basic	$0.25	$0.25

Net income per common share - diluted	$0.23	$0.23

Weighted average number of common shares outstanding - basic	19,600,305	19,600,305

Weighted average number of common shares outstanding - diluted	21,824,325	21,824,325

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net income	$4,910,801	$4,911,004
Other comprehensive income -
foreign currency translation adjustments	439,421	288,738
Comprehensive income	$5,350,222	$5,199,742

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of
December 31, 2011	444,804	$57	19,600,305	$3,578	$24,283,222
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
adjustments	-	-	-	-	-

Balance as of
March 31, 2012	444,804	$57	19,600,305	$3,578	$24,283,222

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012

	Accumulated
	Other			Total
	Comprehensive	Retained Earnings		Shareholders’
	Income	Restricted	Unrestricted	Equity

Balance as of
December 31, 2011	$6,492,658	$496,396	$37,328,625	$68,604,536
Net income	-	-	4,910,801	4,910,801
Other comprehensive
income - foreign
currency translation
adjustments	439,421	-	-	439,421

Balance as of
March 31, 2012	$6,932,079	$496,396	$42,239,426	$73,954,758

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,910,801	$4,911,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	330,625	313,881
Deferred income taxes	4,703	74,035
Changes in operating assets and liabilities:
Accounts receivable	(1,849,116)	(1,119,958)
Interest receivable	157,443	-
Inventories	90,157	(494,264)
Advances to suppliers	2,553,005	-
Other current assets	-	6,868
Accounts payable	(108,340)	2,161,653
Accrued expenses	(381,562)	(532,289)
Value added taxes payable	434,361	515,708
Other taxes payable	47,641	98,482
Income tax payable	418,514	575,124
Net cash provided by operating activities	6,608,232	6,510,244

Cash flows from investing activities:
Purchase of property, equipment and improvement	(22,168)	(39,164)
Proceeds collected on note receivable	25,406,908	-
Net cash provided by (used in) investing activities	25,384,740	(39,164)

Cash flows from financing activities:
Decrease in restricted cash	300,000	667,203
Net cash provided by financing activities	300,000	667,203

Effect of exchange rate changes on cash and cash equivalents	92,542	207,464

Net increase in cash and cash equivalents	32,385,514	7,345,747
Cash and cash equivalents at the beginning of period	26,383,537	33,910,457

Cash and cash equivalents at the end of period	$58,769,051	$41,256,204

Supplemental disclosure of cash flow information:
Income taxes paid	$1,277,641	$1,677,078

Non-cash investing and financing activities:
Decrease in balance of due from shareholders
Through declaration and payment of dividend	$-	$290,072

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

The share exchange transaction has been treated as a recapitalization of WEP, with Huixin emerging as the surviving legal entity and WEP is considered as the acquirer for accounting purpose.  Prior to the recapitalization, the Huixin had essentially no assets or liabilities and issued approximately 96% of its outstanding shares to the shareholders of WEP and their designees in the recapitalization. The historical consolidated financial statements of WEP are retroactively presented as the financial statements of Huixin.   A summary of the Company subsidiaries is currently as follows:

	Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental Protection Group, Inc (“WEP”)	British Virgin Islands June 3, 2010	$7,000	100% Owned	Holding Company

Wealth Environmental Technology Holding Ltd.(“Wealth Technology”) Hong Kong	Hong Kong June 18, 2010	$1,299	100% Owned	Holding Company

Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. (“Jiangmen Huiyuan”) Jiangmen, Guandong Province	Peoples Republic Of China (“PRC”) July 22, 2010	$15,082	100% Owned - Wholly Foreign Owned Entity (“WFOE”)	Holding Company

Jiangmen Wealth Water Purifying Agent Co., Ltd (“Jiangmen Wealth Water”) Jiangmen, Guandong Province	PRC April 25, 2003	$4,049,060	100% Control Through Contractual Arrangements	Manufacturing of water purifying agents

Guizhou Yufeng Melt Co., Ltd. (“Guizhou Yufeng”) Guizhou Province	PRC March 25, 2005	$4,233,854	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

Shangxi Wealth Aluminate Materials Co., Ltd (“Shangxi Weath”) Shangxi Province	PRC April 8, 2004	$6,786,056	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

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

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Huixin as of March 31, 2012, the results of operations, and cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies

Reverse Stock Split

On December 15, 2011, the Board of Directors and the stockholders of the Company approved and implemented a reverse stock split in a ratio of 1 share to 1.42610718 shares of the Company’s common stock. Par value of the common stock has been changed to $0.00018254172 per share. Accordingly, all references to numbers of common shares and per-share data in the accompanying condensed consolidated financial statements and notes have been retroactively adjusted to reflect the effects of the reverse stock split.

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

Segments

For the three months ended March 31, 2012 and 2011, the Company’s operations have been broken down into segment based on production facility, in the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2012  and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
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

Major Customers

During the three months ended March 31, 2012 and 2011, there was no customer accounted for 10% or more of our net revenue.

Major Suppliers

During the three months ended March 31, 2012 and 2011, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011

Supplier 1	19%	17%
Supplier 2	15%	12%

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the three months ended March 31, 2012 and 2011, with information related to the liability for uncollected or unremitted VAT at March 31, 2012 and 2011:

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

VAT billed to customers for sales during the period	$3,452,348	$3,244,561
Less: VAT billed to the Company for purchases during the period	1,201,546	1,265,190

Net VAT on transactions took place during the period	2,250,802	1,979,371
Amount remitted to the PRC	(1,814,292)	(1,461,187)
VAT payable at beginning of period	497,581	389,053

VAT payable at period end	$934,091	$907,237

	As of	As of
	March 31,	March 31,
	2012	2011

Liabilities for taxes collected but not remitted	$319,081	$648,696
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC	615,010	258,541

VAT payable at period end	$934,091	$907,237

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Note Receivable

On August 29, 2011, the Company entered into a secured note receivable agreement with a non-related party in the amount of $14,087,748 (RMB90,000,000) which was increased to approximately $25,187,727 (RMB160,000,000) in December 2011. The note carried an annual interest rate of 9%. This note originally expired on November 28, 2011 but was extended to March 31, 2012, and was secured by the debtor’s land use right, certain tangible assets and all the business operation rights. Interest receivable related to this note amounted to $156,085 as of December 31, 2011. As of March 28, 2012, the note receivable and interest receivable were fully repaid.

(4)	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Net income attributable to common shareholders - Basic	$4,810,720	$4,810,923

Add: cumulative dividends attributable to
6% convertible preferred stock	100,081	100,081

Net income attributable to
common shareholders - Diluted	$4,910,801	$4,911,004

Weighted average number of common shares
outstanding - Basic	19,600,305	19,600,305

Dilutive effect of preferred stock conversion	2,224,020	2,224,020

Weighted average number of common shares
outstanding - Diluted	21,824,325	21,824,325

Earnings per share:
Basic	$0.25	$0.25

Diluted	$0.23	$0.23

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Restricted Cash

The Company has certain restricted cash as a result of the execution of the following agreements:

 Holdback Escrow Agreement

In connection with the Private Placement took place in December 2010, the Company entered into a Holdback Escrow Agreement with Anslow & Jaclin, LLP (“A&J”), the escrow agent, and AAI, as investor representative (the “Holdback Escrow Agreement”), pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 shall be released to the Company upon the hiring of a chief financial officer on terms acceptable to AAI (the “Chief Financial Officer Holdback”) and $667,203 shall be released to us upon appointment of the required independent directors to our board of directors. In March 2011, pursuant to the Holdback Escrow Agreement, $667,203 was released to us upon appointment of the required independent directors to our board of directors.

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to the Company as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of March 31, 2012 and December 31, 2011, $250,000 and $550,000, respectively, remained unreleased.

Investor Relations Escrow Agreement

The Company entered into an investor relations escrow agreement with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld. As of March 31, 2012 and December 31, 2011, $120,000 remained unreleased as the Company has not hired any investor relations firm.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	Inventories

A summary of inventories is as follows:

	March 31, 2012	December 31, 2011

Raw Materials	$629,791	$674,114
Work in progress	49,278	-
Finished goods	194,575	283,395

	$873,644	$957,509

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

(7)	Property, Plant and Equipment and Land and Mining Rights

A summary of property, plant and equipment and land and mining rights is as follows:

	March 31, 2012	December 31, 2011

Leasehold improvement	$3,342,141	$3,321,044
Production equipment	6,761,242	6,715,532
Furniture and fixtures	446,881	441,857
Automobiles	332,176	313,333
Land use rights	2,290,809	2,276,347
Mining rights	9,030,132	8,973,128

	22,203,381	22,041,241
Less: Accumulated depreciation	7,790,660	7,413,708

	$14,412,721	$14,627,533

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Property, Plant and Equipment and Land and Mining Rights, continued

Depreciation and amortization expense was $330,625 and $313,881 for the three months ended March 31, 2012 and 2011, respectively.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Depreciation of plant, equipment and improvements	$185,678	$170,378
Amortization of land use rights	12,658	12,130
Amortization of mining rights	132,289	131,373

	$330,625	$313,881

At March 31, 2012 and December 31, 2011, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce:

•	300,000 tons of limestone, from which the calcium needed for production of its products is derived
•	350,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three months ended March 31, 2012 and 2011, the Company had production from its limestone and bauxite mines as follows (in tons):

	Three Months Ended March 31,
	2012	2011

Limestone	23,643	24,501
Bauxite	57,304	59,069

(8)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2012 and 2011 because substantially all of the Company’s operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of March 31, 2012, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of March 31, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
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

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% statutory tax rate in 2012 and 2011.  Following is a reconciliation of the Company’s income tax provision of $1,700,858 and $1,677,078 for the three months ended March 31, 2012 and 2011, respectively, respectively, to the expected US statutory rate of 34%:

	Three Months Ended March 31,
	2012	2011
Computed tax at the U.S. federal statutory rate of 34%	$2,247,964	$2,229,748

Tax rate difference between the US and PRC on foreign earnings	(595,049)	(590,227)
Change in valuation allowance	65,131	40,878
Other	(17,188)	(3,321)

	$1,700,858	$1,677,078

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Income Taxes, continued

At March 31, 2012 and December 31, 2011, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	March 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$1,130,862	$1,065,731
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,205,862	1,140,731

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(393,009)	(386,339)
Total deferred tax liabilities	(393,009)	(386,339)
Net deferred tax assets before valuation allowance	812,853	754,392
Valuation allowance	(1,130,862)	(1,065,731)
Net deferred tax liabilities	$(318,009)	$(311,339)

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

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of March 31, 2012 and December 31, 2011 and the balance represents a fully funded General Reserve Fund:

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	Shareholders’ Equity

Following is an analysis of the general fund by subsidiary at March 31, 2012 and December 31, 2011:

		General
	Registered Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

(10)	Related Party Balances and Transactions

During the three months ended March 31, 2011, the Company declared and paid a dividend in the amount of $290,072 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth. As of March 31, 2012 and December 31, 2011, amount due to shareholders totaled $15,226.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

·	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

·	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

For the three months ended March 31, 2012

	Jiangmen
	Wealth Water	Guizhou Yefeng	Shanxi Wealth	Corporate	Eliminations	Total

Net revenue	$8,971,234	$3,588,278	$7,258,311	$-	$(2,060,358)	$17,757,465
Cost of revenue	5,660,752	1,942,449	4,200,980	-	(2,060,358)	9,743,823

Gross profit	3,310,482	1,645,829	3,057,331	-	-	8,013,642

Selling and marketing	251,885	71,510	332,402	-	-	655,797
General and administrative	427,835	141,287	294,171	298,753	-	1,162,046
Research and development	142,914	8,813	-	-	-	151,727

Income from operations	$2,487,848	$1,424,219	$2,430,758	$(298,753)	$-	$6,044,072

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11)	Segment Information, continued

For the three months ended March 31, 2011

	Jiangmen Wealth Water	Guizhou Yefeng	Shanxi Wealth	Corporate	Eliminations	Total

Net revenue	$8,395,018	$3,352,569	$6,963,091	$-	$(1,949,709)	$16,760,969
Cost of revenue	5,044,112	1,663,680	3,752,106	-	(1,949,709)	8,510,189

Gross profit	3,350,906	1,688,889	3,210,985	-	-	8,250,780

Selling and marketing	248,041	75,090	184,278	-	-	507,409
General and administrative	416,441	139,594	266,353	224,210	-	1,046,598
Research and development	136,959	-	-		-	136,959

Income from operations	$2,549,465	$1,474,205	$2,760,354	$(224,210)	$-	$6,559,814

As of March 31, 2012

	Jiangmen Wealth Water	Guizhou Yefeng	Shanxi Wealth	Corporate	Eliminations	Total

Current assets	$41,025,8864	$11,805,689	$19,968,858	$6,276,668	$(13,514,804)	$65,562,297
Property, plant and equipment,
land use and
mining rights	2,679,662	4,884,027	6,849,032	-	-	14,412,721

Total assets	$43,705,548	$16,689,716	$26,817,890	$6,276,668	$(13,514,804)	$79,975,018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are a leading producer and distributer of water purifying agent and High-performance Aluminate Calcium (HAC) powder, the core component of water purifying agent. We manufactured and distributed approximately 290,000 and 240,000 tons water purifying agent and 277,000 and 230,000 tons of high calcium aluminates powder for the years ended December 31, 2012 and 2011, respectively. Our products are distributed in the southern, south-western, mid-eastern, and eastern part of China. We supply water purifying products for industries such as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water.

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

Results of Operations

The following table shows key components of our results of operations during the three months ended March 31, 2012 and 2011, in both dollars and as a percentage of our total revenue.

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue

Net revenue	$17,757,465	100.00%	$16,760,970	100.00%
Cost of revenue	9,743,823	54.87%	8,510,190	50.77%

Gross profit	8,013,642	45.13%	8,250,780	49.23%

Operating expenses:
Selling and marketing	655,797	3.69%	507,409	3.03%
General and administrative	1,162,046	6.54%	1,046,598	6.24%
Research and development	151,727	0.86%	136,959	0.82%
Total operating expenses	1,969,570	11.09%	1,690,966	10.09%

Income from operations	6,044,072	34.04%	6,559,814	39.14%

Other income:
Interest income	567,587	3.19%	28,268	0.17%

Total other income	567,587	3.19%	28,268	0.17%

Income before provision for income taxes	6,611,659	37.23%	6,588,082	39.31%

Provision for income taxes	1,700,858	9.58%	1,677,078	10.01%

Net income	$4,910,801	27.65%	$4,911,004	29.30%

Three Months Ended March 31, 2012  and March 31, 2011:

Revenue:

Revenue increased by $996,495 or 5.95%, to $17,757,465 for three months ended March 31, 2012 from $16,760,970 for the three months ended March 31, 2011. The increase in revenue for the three months ended March 31, 2012 was primarily due the appreciation of the average foreign currency exchange rate of RMB against US dollars for approximately 4.2%, increase of selling prices of purifying agents by approximately 5.5% and increase of selling prices of HAC powder of approximately 2.7% which were offset by the decrease in sales quantities of purifying agents by approximately 1.8%  during the three months ended March 31, 2012 as compared to those during the same period of 2011.

Our revenue from sales of water purifying agents for the three months ended March 31, 2012 was $8,971,234 and for the three months ended March 31, 2011 was $8,395,018, representing an increase of $576,216 or approximately 6.86%.   The increase was primarily due to the effects of an approximately 4.2% foreign currency appreciation and approximately 5.5% selling price increases which were partially offset by decreases in sales quantities by approximately 1.8% during the three months ended March 31, 2012 as compared to those in the same period of 2011.

Our revenue from sales of HAC powder for the three months ended March 31, 2012 was $8,786,231 and for the three months ended March 31, 2011 was $8,365,952, representing an increase of $420,279 or approximately 5.02%.  The increase was primarily due to the effects of an approximately 4.2% foreign currency appreciation and approximately 2.7% selling price increases during the three months ended March 31, 2012 as compared to those in the same period of 2011.  The sales quantities were flat during the three months ended March 31, 2012 as compared to those in the same period of 2011.

Cost of Revenue:

Cost of revenue increased by $1,233,633, or 14.5%, to $9,743,823 for the three months ended March 31, 2012 from $8,510,190 for the three months ended March 31, 2011.  The increase in the cost of revenue was mainly due to the increase of raw material costs, labor and overhead cost.  Since the increases of raw materials and overhead cost  have been at a faster pace than the increases of our sales prices, the cost of revenue ratio to revenue was higher during the three months ended March 31, 2012 as compared to that of the same period in 2011.

Cost of revenue from sales of water purifying agents for the three months ended March 31, 2012 were $5,660,752, an increase of $616,640 or 12.22%, from $5,044,112 for the same period in 2011.   As a percentage of net revenue, cost of revenue from sales of water purifying agents was 63.10% and 60.08% for the three months ended March 31, 2012 and 2011, respectively. The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of raw material prices, labor and overhead cost.

Cost of revenue from sales of HAC powder for the three months ended March 31, 2012 were $4,083,071, an increase of $616,994 or 17.8%, from $3,466,077 for the same period in 2011.    As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 46.47% and 41.43% for the three months ended March 31, 2012 and 2011, respectively. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of raw material prices and overall labor and overhead cost increase.

Gross profit and Gross Profit Margin:

Our gross profit decreased by $237,138 or 2.87% to $8,013,642 for the three months ended March 31, 2012 from $8,250,780 for the three months ended March 31, 2011. Our gross profit margin (gross profit divided by net revenue) decreased to 45.13% for the three months ended March 31, 2012 from 49.23% for the three months ended March 31, 2011.  The decrease in gross margin was primarily due to the increases of raw materials, labor and overhead cost at a faster pace than the increases of our sales prices.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $148,388 or 29.24% to $655,797 for the three months ended March 31, 2012 from $507,409 for the three months ended March 31, 2011.  The increase in our selling and marketing expenses in the three months ended March 31, 2012 was primarily attributable to increase of commission expense related to the establishment of commission policy in Shangxi Weath beginning January 2012.

General and Administrative Expenses:

Our general and administrative expenses increased by $115,448 or 11.03% to $1,162,046 for the three months ended March 31, 2012 from $1,046,598 for the three months ended March 31, 2011.  The increase in our general and administrative expenses was primarily attributable to the increase of professional expense and general increases in our overall expenses including payroll, benefits and other office expenses.

Research and Development Cost:

We incurred $151,727 and $136,959 for the three months ended March 31, 2012 and 2011, respectively.  We continue to incur expenses to improve and develop new products.   We expect to continue increasing our research and development efforts to enhance the competitiveness of our products.

Other income:

Our interest income increased by $539,139 or 1,908% to $567,587 for the three months ended March 31, 2012 from $28,268 for the three months ended March 31, 2011.  The increase was primarily due to the increase in cash balance in banks as a result of our continuous increase in profits.  In addition, we earned interest income at a rate of 9% on a secured note receivable in the amount of approximately $25 million which generated approximately $541,000 in interest income for the three months ended March 31, 2012.  Such note receivable was fully repaid in March 2012.

Net Income:

Net income for the three months ended March 31, 2012 was virtually unchanged as compared to that for the same period of 2011.  Our revenue increased by approximately 5.95% during the three months ended March 31, 2012 as compared to that in the same period of 2011.  Our cost of revenue increased 14.5% during the three months ended March 31, 2012 due to the increases in raw material cost, labor and overhead cost, which caused our gross profit to be lower than that of the same period of 2011.  Such decrease in profit was offset by the increase of our interest income on the 9% interest earned on the secured note receivable.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $58.8 million as of March 31, 2012, as compared to $26.3 million as of December 31, 2011.  In addition, we had approximately $370,000 in restricted cash as of March 31, 2012, as compared to $670,000 as of December 31, 2011. Our restricted cash is held by Access America Investments, LLC (“AAI”) as a security deposit for hiring a qualified chief financial officer (“CFO”) and investor relation firm.

On May 20, 2011, the Holdback Escrow Agreement, which was executed in connection with the private placement took place in December 2010, was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to us as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of March 31, 2012, $250,000 remained unreleased related to the Holdback Escrow Agreement and $120,000 remained unreleased related to the Investor Relations Escrow Agreement.

Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC, which do not provide insurance for funds held on deposit.  In the event of a bank failure, we may incur loss for our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.  In addition, as of March 31, 2012, the Company had cash deposits of approximately $58.5 million, placed with several banks in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

We had working capital of approximately $59.9 million and $54.3 million as of March 31, 2012 and December 31, 2011, respectively. The increase of working capital was primarily due to the increase in cash flow generated from our profitable operations.

Our accounts receivable has been a relatively insignificant portion of our current assets, representing $4.2 million and $2.4 million, or 6.5% and 4.0% of total current assets, as of March 31, 2012 and December 31, 2011, respectively.  We began to offer longer credit terms to our good standing customers starting 2011 per the requests of our customers due to the tightening monetary policies imposed by the Government in 2011.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our allowance for doubtful accounts, which would decrease our net income and working capital.  We experienced no bad debt expense during three months ended March 31, 2012 and the year ended December 31, 2011. As of March 31, 2012, we believed it was appropriate not to record any bad debt expense primarily due to the subsequent collections made on our accounts receivable and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the three months ended March 31, 2012 and the year ended December 31, 2011.

On August 29, 2011, we entered into a secured note receivable agreement with a non-related party in the amount of $14,087,748 (RMB90,000,000) which was increased to approximately $25,187,727 (RMB160,000,000) in December 2011. The note carried an annual interest rate of 9%. This note originally expired on November 28, 2011 but was extended to March 31, 2012, and was secured by the debtor’s land use right, certain tangible assets and all the business operation rights. Interest receivable related to this note amounted to $156,085 as of December 31, 2011. As of March 28, 2012, the note receivable was fully repaid.  Through this note, we were able to earn interest income with our cash at a much higher interest rate than what was being offered by our banks which is generally less than 1% annual interest rate.  During the three months ended March 31, 2012, we earned approximately $541,000 in interest income on this note receivable.

Inventories amounted to approximately $874,000 as of March 31, 2012, as compared to approximately $958,000 as of December 31, 2011.   Since our mines can provide stable and sufficient supplies of raw materials for our productions and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds are approximately $262,000 for the three months ended March 31, 2012.  We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of insufficient contribution of social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

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

Cash Flow

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$6,608,232	$6,510,244
Net cash provided by (used for) investing activities	25,384,740	(39,164)
Net cash provided by financing activities	300,000	667,203
Effect of exchange rate changes on cash and cash equivalents	92,542	207,464
Cash and cash equivalents at the beginning of period	26,383,537	33,910,457
Cash and cash equivalents at the end of period	$58,769,051	$41,256,204

Net cash provided by operating activities was approximately $6.6 million for the three months ended March 31, 2012, compared to $6.5 million for the three months ended March 31, 2011. The increase of net cash provided by operating activities was primarily due to a decrease of advances to suppliers in the amount of $2.6 million which was partially offset by the increase of accounts receivable of $1.8 million during the three months ended March 31, 2012.  During the three months ended March 31, 2011, net cash provided by operating activities was attributable to increase of accounts payable in the amount of $2.2 million which was partially offset by increase in accounts receivable of $1.1 million.

Investing activity during the three months ended March 31, 2012 included cash collected on the note receivable in the amount of $25.4 million.  In addition, we purchased equipment of $22,168 and $39,164 during the three months ended March 31, 2012 and 2011, respectively.

Financing activities included releases of restricted cash pursuant to the Holdback Escrow Agreements and related Amendments to the original agreements in the amounts of $300,000 and $667,203 during the three months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended March 31,
	2012	2011

Effect on beginning cash at period end exchange rate	$167,213	$186,500
Effect from operating activities during the period	(15,554)	21,091
Effect from investing activities during the period	(59,117)	(127)
Effect from financing activities during the period	-	-
Effect of exchange rate changes on cash	$92,542	$207,464

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

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that , as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2011 and December 31, 2010, that have not been fully remediated as of March 31, 2012.

Remediation Activities

We implemented or in the process of implementing the following measures to remediate the material weakness identified above:

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

During the quarter ended March 31, 2012, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its internal control over financial reporting.

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

HUIXIN WASTE WATER SOLUTIONS, INC.

Dated: May 14, 2012	By:	/s/ Mingzhuo Tan
Mingzhuo Tan President and Chief Executive Officer (Duly authorized officer and principal executive officer)

Dated: May 14, 2012	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer )

Exhibit Index

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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