Form 10-Q
period 2012-06-30
Huixin Waste Water Solutions, Inc.
filed 2012-08-14
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

HUIXIN WASTE WATER SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

Cayman Islands	000-52339	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employee Identification No.)

#99 Jianshe Road 3, Pengjiang District, Jiangmen City
Guangdong Province, 529000
People’s Republic of China
 (Address of principal executive offices, Zip Code)

 (86) (750) 395-9988
 (Issuer Telephone number)

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

Large accelerated filer ☐                                                                                            Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 9, 2012, 19,600,305 ordinary shares, par value $0.00018254172 per share were issued and outstanding.

HUIXIN WASTE WATER SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2012

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

In addition, unless the context otherwise requires and for the purposes of this report only, references to the following terms have the meaning assigned to each of them hereof:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd., a PRC limited company;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd ., a wholly foreign owned enterprise organized under the PRC laws;
●	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
●	“Operating Company” or “Operating Companies” refers to Jiangmen Huiyuan, Jiangmen Wealth Water, Guizhou Yufeng and Shangxi Wealth;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shanxi Wealth” refers to Shangxi Wealth Aluminate Materials Co., Ltd., a PRC limited company;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
●	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2

Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2012 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-21

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$89,358,245	$26,383,537
Restricted cash	120,000	670,000
Accounts receivable	3,795,779	2,372,832
Note receivable	-	25,187,727
Interest receivable	-	156,085
Inventories	1,012,957	957,509
Advances to suppliers	-	3,825,386
Other current assets	14,266	14,168

Total current assets	94,301,247	59,567,244

Property, plant and equipment and land and mining rights, net	14,077,283	14,627,533

Total assets	$108,378,530	$74,194,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short –term debt	$22,507,993	$-
Accounts payable	1,969,699	1,855,530
Accrued expenses	1,202,267	1,533,878
Due to shareholders	15,226	15,226
Value added taxes payable	845,964	497,581
Other taxes payable	158,700	90,150
Income tax payable	1,882,055	1,286,537

Total current liabilities	28,581,904	5,278,902

Deferred income taxes	318,632	311,339

Total liabilities	28,900,536	5,590,241

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 444,804 shares
issued and outstanding on June 30, 2012
and December 31, 2011	57	57
Common stock: $0.00018254172 par value, 39,062,500
shares authorized, 19,600,305 shares issued
and outstanding on June 30, 2012 and December 31, 2011	3,578	3,578
Additional paid-in capital	24,283,222	24,283,222
Accumulated other comprehensive income	6,970,075	6,492,658
Retained earnings (the restricted portion of retained earnings
is $496,396 on June 30, 2012 and December 31, 2011)	48,221,062	37,825,021

Total shareholders’ equity	79,477,994	68,604,536

Total liabilities and shareholders’ equity	$108,378,530	$74,194,777

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue	$21,133,746	$16,665,595	$38,891,211	$33,426,565
Cost of revenue	11,694,497	9,094,955	21,438,320	17,605,145

Gross profit	9,439,249	7,570,640	17,452,891	15,821,420

Operating expenses:
Selling and marketing	764,797	514,618	1,420,594	1,022,027
General and administrative	1,173,659	1,115,739	2,335,705	2,162,337
Research and development	167,819	152,786	319,546	289,745
Total operating expenses	2,106,275	1,783,143	4,075,845	3,474,109

Income from operations	7,332,974	5,787,497	13,377,046	12,347,311

Other income/(expense):
Interest income	60,840	35,535	628,427	63,803
Interest expense	(56,120)	-	(56,120)	-
Total other income	4,720	35,535	572,307	63,803

Income before provision for income taxes	7,337,694	5,823,032	13,949,353	12,411,114

Provision for income taxes	1,852,454	1,492,687	3,553,312	3,169,765

Net income	5,485,240	4,330,345	10,396,041	9,241,349
Less cumulative dividends on preferred stock	100,081	100,081	200,162	200,162
Net income attributable to common shareholders	$5,385,159	$4,230,264	$10,195,879	$9,041,187

Net income per common share - basic	$0.27	$0.22	$0.52	$0.46

Net income per common share - diluted	$0.25	$0.20	$0.48	$0.42

Weighted average number of common shares outstanding - basic	19,600,305	19,600,305	19,600,305	19,600,305

Weighted average number of common shares outstanding - diluted	21,824,325	21,824,325	21,824,325	21,824,325

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$5,485,240	$4,330,345	$10,396,041	$9,241,349
Other comprehensive income
- foreign currency translation adjustments	37,996	661,252	477,417	949,990
Comprehensive income	$5,523,236	$4,991,597	$10,873,458	$10,191,339

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of
December 31, 2011	444,804	$57	19,600,305	$3,578	$24,283,222
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
adjustments	-	-	-	-	-

Balance as of
June 30, 2012	444,804	$57	19,600,305	$3,578	$24,283,222

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Accumulated
	Other			Total
	Comprehensive	Retained Earnings		Shareholders’
	Income	Restricted	Unrestricted	Equity

Balance as of
December 31, 2011	$6,492,658	$496,396	$37,328,625	$68,604,536
Net income	-	-	10,396,041	10,396,041
Other comprehensive
income - foreign
currency translation
adjustments	477,417	-	-	477,417

Balance as of
June 30, 2012	$6,970,075	$496,396	$47,724,666	$79,477,994

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,396,041	$9,241,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	676,879	628,296
Deferred income taxes	5,115	73,080
Changes in operating assets and liabilities:
Accounts receivable	(1,407,992)	(3,904,730)
Interest receivable	157,314	-
Inventories	(48,906)	(540,234)
Other current assets	3,855,497	5,328
Accounts payable	108,765	528,430
Accrued expenses	(329,144)	(617,647)
Value added taxes payable	345,296	268,014
Other taxes payable	67,995	127,308
Income tax payable	587,237	385,737
Net cash provided by operating activities	14,414,097	6,194,931

Cash flows from investing activities:
Purchase of property, equipment and improvement	(25,294)	(51,115)
Promissory note receivable from non related party	25,385,986	-
Net cash provided by (used in) investing activities	25,360,692	(51,115)

Cash flows from financing activities:
Proceeds received from short-term debt	22,530,063	-
Advances from shareholders	-	770
Dividends paid to shareholders	-	(290,894)
Decrease in restricted cash	550,000	1,417,203
Net cash provided by financing activities	23,080,063	1,127,079

Effect of exchange rate changes on cash and cash equivalents	119,856	656,596

Net increase in cash and cash equivalents	62,974,708	7,927,491

Cash and cash equivalents at the beginning of period	26,383,537	33,910,457
Cash and cash equivalents at the end of period	$89,358,245	$41,837,948

Supplemental disclosure of cash flow information:
Income taxes paid	$2,960,960	$2,784,028
Interest paid	$56,120	$-

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Huixin as of June 30, 2012 and the results of operations for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, and the cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Segments

For the three months and six months ended June 30, 2012 and 2011, the Company’s operations have been broken down into segment based on production facility, in the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2012 and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

Major Customers

During the three months and six months ended June 30, 2012 and 2011, there was no customer accounted for 10% or more of our net revenue.

Major Suppliers

During the three months and six months ended June 30, 2012 and 2011, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Supplier 1	12%	23%	17%	24%
Supplier 2	10%	12%	15%	11%

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the six months ended  June 30, 2012 and 2011, with information related to the liability for uncollected or unremitted VAT at June 30, 2012 and 2011:

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011

VAT billed to customers for sales during the period	$7,631,307	$6,540,888
Less: VAT billed to the Company for purchases during the period	3,055,674	2,644,425

Net VAT on transactions took place during the period	4,575,633	3,896,463
Amount remitted to the PRC	(4,227,250)	(3,617,851)
VAT payable at beginning of period	497,581	389,053

VAT payable at period end	$845,964	$667,665

	As of	As of
	June 30,	December 31,
	2012	2011

Liabilities for taxes collected but not remitted	$294,441	$152,811
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC	551,523	344,770

VAT payable at period end	$845,964	$497,581

New Accounting Pronouncements

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

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

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

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three months and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income attributable to common shareholders - Basic	$5,385,159	$4,230,264	$10,195,879	$9,041,187

Add: cumulative dividends attributable to
6% convertible preferred stock	100,081	100,081	200,162	200,162

Net income attributable to
common shareholders - Diluted	$5,485,240	$4,330,345	$10,396,041	$9,241,349

Weighted average number of common shares	19,600,305	19,600,305	19,600,305	19,600,305
outstanding - Basic

Dilutive effect of preferred stock conversion	2,224,020	2,224,020	2,224,020	2,224,020

Weighted average number of common shares
outstanding - Diluted	21,824,325	21,824,325	21,824,325	21,824,325

Earnings per share:
Basic	$0.27	$0.22	$0.52	$0.46

Diluted	$0.25	$0.20	$0.48	$0.42

(5)	Restricted Cash

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Restricted Cash, continued

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to the Company as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of June 30, 2012 and December 31, 2011, $0 and $550,000, respectively, remained unreleased.

(6)	Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2012	2011

Raw Materials	$747,613	$674,114
Work in progress	49,805	-
Finished goods	215,539	283,395

	$1,012,957	$957,509

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

(7)	Property, Plant and Equipment and Land and Mining Rights

A summary of property, plant and equipment and land and mining rights is as follows:

	June 30,	December 31,
	2012	2011

Leasehold improvement	$3,343,905	$3,321,044
Production equipment	6,766,193	6,715,532
Furniture and fixtures	448,876	441,857
Automobiles	332,352	313,333
Land use rights	2,292,018	2,276,347
Mining rights	9,034,899	8,973,128

	22,218,243	22,041,241
Less: Accumulated depreciation	8,140,960	7,413,708

	$14,077,283	$14,627,533

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Property, Plant and Equipment and Land and Mining Rights, continued

Depreciation and amortization expense was $346,254 and $314,414 for the three months ended June 30, 2012 and 2011, respectively, and $676,879 and $628,296 for the six months ended June 30, 2012 and 2011, respectively.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Depreciation of plant, equipment and improvements	$186,322	$172,952	$372,000	$343,331
Amortization of land use rights	12,637	12,278	25,295	24,408
Amortization of mining rights	147,295	129,184	279,584	260,557

Total	$346,254	$314,414	$676,879	$628,296

At June 30, 2012 and December 31, 2011, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce:

●	300,000 tons of limestone, from which the calcium needed for production of its products is derived
●	350,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three months and six months ended June 30, 2012 and 2011, the Company had production from its limestone and bauxite mines as follows (in tons):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Limestone	26,744	22,751	50,387	48,966
Bauxite	64,173	58,212	121,477	117,399

(8)	Short-term debt

The Company's Short-term debt consisted of the following:

	June 30,	December 31,
	2012	2011

Revolving line-of-credit	$3,487,154	$-
Short term note	19,020,839	-

Total	$22,507,993	$-

In February 2012, the Company entered into a $4.76 million (RMB30,000,000) revolving credit agreement with Industrial and Commercial Bank of China Limited (“ICBC”) with one year maturity, which is personally guaranteed by Mr. Tan and Ms. Du, contains no maintenance covenants. The interest rate under the revolving credit agreement is based on the base rate, the interest rate set by the People’s Bank of China, plus 30% of the base rate. As of June 30, 2012, the available borrowing base under revolving line-of-credit was $4.76 million, with $3.49 million (RMB22,000,000) drawn as of that date, leaving $1.27 million (RMB8,000,000) available for general operations use under this revolving credit agreement. Interest under the line-of-credit is paid monthly at the ended of each month. As of June 30, 2012, all interest was fully paid.

In June 2012, the Company entered into a $19 million (RMB120,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with one year maturity, which is personally guaranteed by Mr. Tan and Ms. Du, contain no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China, plus 10% of the base rate. Interest under the short term note is paid monthly at the ended of each month. As of June 30, 2012, all interest was fully paid.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months and six months ended June 30, 2012 and 2011 because substantially all of the Company’s operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of June 30, 2012, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of June 30, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 2011 and 2010, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2012 and 2011.  Following is a reconciliation of the Company’s income tax provision of $1,852,454 and $1,492,687 for the three months ended June 30, 2012 and 2011, respectively, and $3,553,312 and $3,169,765 for the six months ended June 30, 2012 and 2011, respectively,  to the expected US statutory rate of 34%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Computed tax at the U.S. federal statutory rate of 34%	$2,494,816	$1,979,831	$4,742,780	$4,219,779

Tax rate difference between the US and PRC on foreign earnings	(660,392)	(524,073)	(1,255,442)	(1,117,000)
Change in valuation allowance	24,521	49,317	89,652	90,195
Other	(6,491)	(12,388)	(23,678)	(23,209)

	$1,852,454	$1,492,687	$3,553,312	$3,169,765

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	Income Taxes, continued

At June 30, 2012 and December 31, 2011, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	June 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$1,155,383	$1,065,731
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,230,383	1,140,731

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(393,632)	(386,339)
Total deferred tax liabilities	(393,632)	(386,339)

Net deferred tax assets before valuation allowance	836,751	754,392
Valuation allowance	(1,155,383)	(1,065,731)
Net deferred tax liabilities	$(318,632)	$(311,339)

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

(10)	Shareholders’ Equity

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of June 30, 2012 and December 31, 2011 and the balance represents a fully funded General Reserve Fund:

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Shareholders’ Equity

Following is an analysis of the general fund by subsidiary at June 30, 2012 and December 31, 2011:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

(11)	Related Party Balances and Transactions

During the six months ended June 30, 2011, the Company declared and paid a dividend in the amount of $290,072 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth. As of June 30, 2012 and December 31, 2011, amount due to shareholders totaled $15,266.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)	Segment Information

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

●	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

●	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

For the three months ended June 30, 2012

	Jiangmen
	Wealth	Guizhou	Shanxi
	Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$12,218,647	$4,483,087	$7,177,235	$-	$(2,745,223)	$21,133,746
Cost of revenue	7,823,189	2,380,991	4,235,540	-	(2,745,223)	11,694,497

Gross profit	4,395,458	2,102,096	2,941,695	-	-	9,439,249

Selling and marketing	335,365	82,944	346,488	-	-	764,797
General and administrative	503,740	163,074	308,732	198,113	-	1,173,659
Research and development	158,544	9,275	-	-	-	167,819

Income from operations	$3,397,809	$1,846,803	$2,286,475	$(198,113)	$-	$7,332,974

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)	Segment Information, continued

For the three months ended June 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$9,642,860	$3,313,135	$5,774,184	$-	$(2,064,584)	$16,665,595
Cost of revenue	5,642,772	1,838,522	3,678,245	-	(2,064,584)	9,094,955

Gross profit	4,000,088	1,474,613	2,095,939	-	-	7,570,640

Selling and marketing	256,323	71,776	186,519	-	-	514,618
General and administrative	423,815	160,637	277,199	254,088	-	1,115,739
Research and development	138,624	14,162	-	-	-	152,786

Income from operations	$3,181,326	$1,228,038	$1,632,221	$(254,088)	$-	$5,787,497

For the six months ended June 30, 2012

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$21,189,881	$8,071,365	$14,435,546	$-	$(4,805,581)	$38,891,211
Cost of revenue	13,483,941	4,323,440	8,436,520	-	(4,805,581)	21,438,320

Gross profit	7,705,940	3,747,925	5,999,026	-		17,452,891

Selling and marketing	587,250	154,454	678,890	-		1,420,594
General and administrative	931,574	304,361	602,904	496,866		2,335,705
Research and development	301,459	18,087	-	-		319,546

Income from operations	$5,885,657	$3,271,023	$4,717,232	$(496,866)	$-	$13,377,046

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)	Segment Information, continued

For the six months ended June 30, 2011

	Jiangmen
	Wealth	Guizhou	Shanxi
	Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$18,037,879	$6,665,704	$12,737,275	$-	$(4,014,293)	$33,426,565
Cost of revenue	10,686,885	3,502,202	7,430,351	-	(4,014,293)	17,605,145

Gross profit	7,350,994	3,163,502	5,306,924	-	-	15,821,420

Selling and marketing	504,364	146,866	370,797	-	-	1,022,027
General and administrative	840,461	300,231	543,552	478,093	-	2,162,337
Research and development	275,583	14,162	-	-	-	289,745

Income from operations	$5,730,586	$2,702,243	$4,392,575	$(478,093)	$-	$12,347,311

As of June 30, 2012

	Jiangmen
	Wealth	Guizhou	Shanxi
	Water	Yefeng	Wealth	Corporate	Eliminations	Total

Current assets	$65,795,930	$13,845,349	$22,302,609	$5,838,428	$(13,481,069)	$94,301,247
Property, plant and equipment,
land use and mining rights	2,616,341	4,780,471	6,680,471	-	-	14,077,283

Total assets	$68,412,271	$18,625,820	$28,983,080	$5,838,428	$(13,481,069)	$108,378,530

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following table shows key components of our results of operations during the three months and six months ended June 30, 2012 and 2011, in both dollars and as a percentage of our total revenue.

	Three Months Ended June 30,
	2012	% of	2011	% of
		Revenue		Revenue

Net revenue	$21,133,746	100.00%	$16,665,595	100.00%
Cost of revenue	11,694,497	55.34%	9,094,955	54.57%

Gross profit	9,439,249	44.66%	7,570,640	45.43%

Operating expenses:
Selling and marketing	764,797	3.62%	514,618	3.09%
General and administrative	1,173,659	5.55%	1,115,739	6.69%
Research and development	167,819	0.79%	152,786	0.92%
Total operating expenses	2,106,275	9.97%	1,783,143	10.70%

Income from operations	7,332,974	34.69%	5,787,497	34.73%

Other income/(expense)
Interest income	60,840	0.29%	35,535	0.21%
Interest expense	(56,120)	(0.27)%	-	-%
Total other income	4,720	0.02%	35,535	0.21%

Income before provision for income taxes	7,337,694	34.71%	5,823,032	34.94%

Provision for income taxes	1,852,454	8.77%	1,492,687	8.96%

Net income	$5,485,240	25.94%	$4,330,345	25.98%

	Six Months Ended June 30,
	2012	% of	2011	% of
		Revenue		Revenue

Net revenue	$38,891,211	100.00%	$33,426,565	100.00%
Cost of revenue	21,438,320	55.12%	17,605,145	52.67%

Gross profit	17,452,891	44.88%	15,821,420	47.33%

Operating expenses:
Selling and marketing	1,420,594	3.65%	1,022,027	3.06%
General and administrative	2,335,705	6.01%	2,162,337	6.47%
Research and development	319,546	0.82%	289,745	0.87%
Total operating expenses	4,075,845	10.48%	3,474,109	10.40%

Income from operations	13,377,046	34.40%	12,347,311	36.93%

Other income /(expense)
Interest income	628,427	1.62%	63,803	0.19%
Interest expense	(56,120)	(0.14)%	-	-%
Total other income	572,307	1.48%	63,803	0.19%

Income before provision for income taxes	13,949,353	35.88%	12,411,114	37.12%

Provision for income taxes	3,553,312	9.14%	3,169,765	9.48%

Net income	$10,396,041	26.74%	$9,241,349	27.64%

Three Months and Six Months Ended June 30, 2012 and June 30, 2011:

Revenue:

Revenue increased by $4,468,151 or 27%, to $21,133,746 for three months ended June 30, 2012 from $16,665,595 for the three months ended June 30, 2011, and increased by $5,464,646 or 16% to $38,891,211 for the six months ended June 30, 2012 from $33,426,565 for the six months ended June 30, 2011. The increase in revenue for the three months and six months ended June 30, 2012 was primarily due the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of purifying agents by approximately 6.2% and increase of selling prices of HAC powder of 2.7%, the increases of sales contributed by sales generated from new customers and distributers, and overall increase in volume from our existing customers.

Our revenue from sales of water purifying agents for the three months ended June 30, 2012 was $12,218,647 and for the three months ended June 30, 2011 was $9,642,860, representing an increase of $2,575,787 or approximately 27%. Our revenue from sales of water purifying agents for the six months ended June 30, 2012 was $21,189,881 and for the six months ended June 30, 2011 was $18,037,879, representing an increase of $3,152,002 or approximately 17%. The increase in revenue for the three months and six months ended June 30, 2012 was primarily due the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of purifying agents by approximately 6.2% and through expansion of our customer base and increased orders from our existing customers.

Our revenue from sales of HAC powder for the three months ended June 30, 2012 was $8,915,099 and for the three months ended June 30, 2011 was $7,022,735, representing an increase of $1,892,364 or approximately 27%. Our revenue from sales of HAC powder was $17,701,330 for the six months ended June 30, 2012 and was $15,388,686 for the six months ended June 30, 2011, representing an increase of $2,312,644 or approximately 15%. The increase in revenue for the three months and six months ended June 30, 2012 was primarily due the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of HAC powder of 2.7%, and through increased orders from our existing customers.

Cost of Revenue:

Cost of revenue increased by $2,599,542, or 29%, to $11,694,497 for the three months ended June 30, 2012 from $9,094,955 for the three months ended June 30, 2011 and increased by $3,833,175, or 22%, to $21,438,320 for the six months ended June 30, 201 from $17,605,145 for the six months ended June 30, 2011. The increase in the cost of revenue was mainly due to the increase in sales of our products, which was in line with the increase of our revenue, and the increase of raw material prices.

Cost of revenue from sales of water purifying agents for the three months ended June 30, 2012 were $7,823,189, an increase of $2,180,417 or 39%, from $5,642,772 for the same period in 2011.  Cost of revenue from sales of water purifying agents for the six months ended June 30, 2012 were $13,483,941, an increase of $2,797,056 or 26%, from $10,686,885 for the same period in 2011.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 64% and 59% for the three months ended June 30, 2012 and 2011, respectively, and 64% and 59% for the six months ended June 30, 2012 and 2011, respectively. The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents, the increase of raw material prices, labor and overhead cost.

Cost of revenue from sales of HAC powder for the three months ended June 30, 2012 were $3,871,308, an increase of $419,125 or 12%, from $3,452,183 for the same period in 2011.   Cost of revenue from sales of HAC powder for the six months ended June 30, 2012 were $7,954,379, an increase of $1,036,119 or 15%, from $6,918,260 for the same period in 2011. As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 43% and 49% for the three months ended June 30, 2012 and 2011, respectively, and 45% and 45% for the six months ended June 30, 2012 and 2011. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder, the increase of raw material prices, labor and overhead cost.

Gross profit and Gross Profit Margin:

Our gross profit increased by $1,868,609 or 25% to $9,439,249 for the three months ended June 30, 2012 from $7,570,640 for the three months ended June 30, 2011, and increased by $1,631,471 or 10% to $17,452,891 for the six months ended June 30, 2012 from $15,821,420 for the six months ended June 30, 2011. Our gross profit margin (gross profit divided by net revenue) decreased to 44.66% for the three months ended June 30, 2012 from 45.43% for the three months ended June 30, 2011 and decreased to 44.88% for the six months ended June 30, 2012 from 47.33% for the six months ended June 30, 2011.  The decrease in gross margin was primarily due to the increases in raw materials, labor and overhead cost at a faster pace than the increase of our sales price.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $250,179 or 49% to $764,797 for the three months ended June 30, 2012 from $514,618 for the three months ended June 30, 2011 and increased by $398,567 or 39% to $1,420,594 for the six months ended June 30, 2012 from $1,022,027 for the six months ended June 30, 2011.   The increase in our selling and marketing expenses in 2012 was primarily attributable to increase of commission expense related to the establishment of commission policy in Shangxi Wealth beginning January 2012.

General and Administrative Expenses:

Our general and administrative expenses increased by $57,920 or 5% to $1,173,659 for the three months ended June 30, 2012 from $1,115,739 for the three months ended June 30, 2011 and  increased by $173,368 or 8% to $2,335,705 for the six months ended June 30, 2012 from $2,162,337 for the six months ended June 30, 2011.  The increase in our general and administrative expenses was primarily attributable to the increase in our overall expenses including payroll, benefits and other office expenses.

Research and Development Cost:

Our research and development cost increased by $15,033 or 10% to 167,819 for the three months ended June 30, 2012 from $152,786 for the three months ended June 30, 2011 and increased by $29,801 or 10% to $319,546  for the six months ended June 30, 2012 from $289,745 for the six months ended June 30, 2011. We continue to incur expenses to improve and develop new products. We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Other income (Expense):

Our other income decreased by $30,815, or 87% to $4,720 for the three months ended June 30, 2012 from $35,535 for the three months ended June 30, 2011 and increase by $508,504, or 797% to $572,307 for the six months ended June 30, 2012 from $63,803 for the six months ended June 30, 2011.  The increase was primarily due to the increase in cash balance in banks as a result of our continuous increase in profits and interest income earned at a rate of 9% on a secured note receivable in the amount of $25 million which generated approximately $541,000 in interest income for the six months ended June 30, 2012, which offset by increased in interest expense for short-term loans in the amount of $56,120.

Net Income:

Net income increased by $1,154,895 or 27% to $5,485,240 for the three months ended June 30, 2012 from $4,330,345 for the three months ended June 30, 2011, and  increased by $1,154,692 or 12% to $10,396,041 for the six months ended June 30, 2012 from $9,241,349 for the six months ended June 30, 2011.   The increase of our net income was primarily due to the increase in demand of our products during the second quarter in 2012. Our cost of revenue increased 22% during the six months ended June 31, 2012 due to the increases in raw material cost, labor and overhead cost which caused our gross profit to be lower than that of the same period of 2011.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $89 million as of June 30, 2012, as compared to $26 million as of December 31, 2011.  In addition, we also had approximately $120,000 in restricted cash as of June 30, 2012, as compared to $670,000 as of December 31, 2011.  Our restricted cash is held by Access America Investments, LLC (“AAI”) as a security deposit for hiring a qualified chief financial officer (“CFO”) and investor relation firm.

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to us as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of June 30, 2012, all fund related to the Holdback Escrow Agreement was released and $120,000 remained unreleased related to the Investor Relations Escrow Agreement.

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

We had working capital of approximately $65.7 million and $54.2 million as of June 30, 2012 and December 31, 2011, respectively. The increase of working capital was primarily due to the increase in cash flow generated from our profitable operations.

Our accounts receivable has been a small portion of our current assets, representing $3.8 million and $2.4 million, or 4.02% and 3.98% of current assets, as of June 30, 2012 and December 31, 2011, respectively.  We began to offer longer credit terms to our good standing customers starting 2011 per the requests of our customers due to the tightening monetary policies imposed by the Government in 2011.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during six months ended June 30, 2012 and the year ended December 31, 2011. As of June 30, 2012, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the six months ended June 30, 2012 and the year ended December 31, 2011.

On August 29, 2011, the Company entered into a secured note receivable agreement with a non-related party in the amount of $14,087,748 (RMB90,000,000) which was increased to approximately $25,187,727 (RMB160,000,000) in December 2011. The note carried an annual interest rate of 9%. This note originally expired on November 28, 2011 but was extended to March 31, 2012, and was secured by the debtor’s land use right, certain tangible assets and all the business operation rights. Interest receivable related to this note amounted to $156,085 as of December 31, 2011. As of March 28, 2012, the note receivable was fully repaid.  Through this note, we are able to earn interest income with our cash at a much higher interest rate than what is being offered by our banks which is generally less than 1% annual interest rate.  During the six months ended June 30, 2012, we earned approximately $541,000 in interest income on this note receivable.

Inventories amounted to approximately $1 million as of June 30, 2012, as compared to $0.96 million as of December 31, 2011.   Since our mines can provide stable and sufficient supplies of raw materials for our productions and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

In February 2012, the Company entered into a revolving credit agreement with Industrial and Commercial Bank of China Limited (“ICBC”), in the amount of approximately $4,755,209 (RMB30,000,000) with one year maturity, The interest rate under the revolving credit agreement is based on the base rate, the interest rate set by the People’s Bank of China, plus 30% of the base rate. As of June 30, 2012, the available borrowing base under revolving line-of-credit was $4.76 million, with $3.49 million (RMB22,000,000) drawn as of that date, leaving $1.27 million (RMB8,000,000) available for general operations use under this revolving credit agreement.

On June 18, 2012, the Company entered into a short-term note agreement with Industrial Bank Co., Limited (“IB”) with one year maturity, in the amount of approximately $19,020,839 (RMB120,000,000). The interest rate under the note is based on the base rate, the interest rate set by the People’s Bank of China, plus 10% of the base rate. Both revolving credit agreement and short-term note agreement are personally guaranteed by Mr. Tan and Ms. Du and contains no maintenance covenants. Through these financing arrangements, we are able to seek for new opportunities for investments or acquisitions that may become available.

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds are approximately $536,500 for the six months ended June 30, 2012. We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of unpaid social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

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

Future Capital Expenditures

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

Cash Flow

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$14,414,097	$6,194,931
Net cash provided by (used for) investing activities	25,360,692	1,366,088
Net cash provided by (used for) financing activities	23,080,063	(290,124)
Effect of exchange rate changes on cash and cash equivalents	119,856	656,596
Cash and cash equivalents at the beginning of period	26,383,537	33,910,457
Cash and cash equivalents at the end of period	$89,358,245	$41,837,948

Net cash provided by operating activities was $14.4 million for the six months ended June 30, 2012, compared to net cash provided by operating activities of $6.2 million for the six months ended June 30, 2011. The increase of net cash provided by operating activities was primarily due to decrease of advance to suppliers in the amount of $3.8 million in 2012, which offset by increased of account receivable $1.4 million in 2012 as compared to $3.9 million in 2011, which such effects from operating activities were partially offset by an increase in our net income to $10.4 million in 2012 and $9.2 in 2011.

Investing activity during the six months ended June 30, 2012 included cash collected on the note receivable in the amount of $25.4 million. In addition, we purchased equipment of $25,294 and $51,115 during the six months ended June 30, 2012 and 2011, respectively.

Financing activities included releases of restricted cash pursuant to the Holdback Escrow Agreements and related Amendments to the original agreements in the amounts of $550,000 and $1,417,203 during the six months ended June 30, 2012 and 2011, respectively. In addition, we received proceed from the short-term note and line of credit in the amount of $22,530,063 during the six months ended of June 30, 2012.

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

	Six Months Ended June 30,
	2012	2011

Effect on beginning cash at period end exchange rate	$181,154	$591,843
Effect from operating activities during the period	(14,385)	68,383
Effect from investing activities during the period	(24,843)	(543)
Effect from financing activities during the period	(22,070)	(3,087)
Effect of exchange rate changes on cash	$119,856	$656,596

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted.

The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the Company's consolidated financial

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rates Risk

Substantially all of our operating revenues and expenses are denominated in RMB. We operate using RMB and the effects of foreign currency fluctuations are largely mitigated because local expenses in the PRC are also denominated in the same currency. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Because we generally receive cash flows denominated in RMB, our exposure to foreign exchange risks should be limited.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. For the three months ended June 30, 2012 and 2011, we had unrealized foreign currency translation gain of $37,996 and $661,252, because of the change in the exchange rate. For the six months ended June 30, 2012 and 2011, we had unrealized foreign currency translation gain of $477,417 and $949,990, because of the change in the exchange rate.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of the RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest – rate hedging contracts to manage our exposure to changing interest rates. At June 30, 2012, we had approximately $22.5 million of debt outstanding at a weighted average interest rate of 7.13%. A one percentage change in the weighted average rate would affect annual interest by approximately $225,000.

Inflation risk

According to the National Bureau of Statistics of China, the consumer price index grew 3.3% in the first half of 2012. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that , as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2011, that have not been fully remediated as of June 30, 2012.

Remediation Activities

We implemented or in the process of implementing the following steps to remediate the material weakness identified above:

(1)  We hired a qualified chief financial officer in June 2011 to improve our internal control over financial reporting.
(2)  We plan to provide training to our accounting personnel to improve their knowledge of U.S. GAAP.

However there is no guarantee that such remediation activities can effectively cure our material weakness as identified above.

Changes in Internal Control over Financial Reporting

Our financial consultant resigned in May 2012.  Such resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices.

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2012, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its Internal Control over Financial Reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

HUIXIN WASTE WATER SOLUTIONS, INC.

Dated: August 14, 2012	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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