Form 10-Q
period 2012-09-30
Huixin Waste Water Solutions, Inc.
filed 2012-11-13
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 13, 2012, there are 20,977,230 ordinary shares, par value $0.00018254172 per share, and 204,198 preference shares, par value $0.000128 per share, are issued and outstanding.

HUIXIN WASTE WATER SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2012

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Huixin Waste Water Solutions, Inc. and its consolidated subsidiaries, Wealth Environmental Protection, Wealth Environmental, Jiangmen Huiyuan, and its variable interest entities, Jiangmen Wealth Water, Guizhou Yufeng, and Shanxi Wealth.

In addition, unless the context otherwise requires and for the purposes of this report only, references to the following terms have the meaning assigned to each of them hereof:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd., a PRC limited company;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd ., a wholly foreign owned enterprise organized under the PRC laws;
●	“Jiangmen Wealth Water” refers to Jiangmen Wealth Water Purifying Agent Co., Ltd. , a PRC limited liability company;
●	“Operating Company” or “Operating Companies” refers to Jiangmen Huiyuan, Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shanxi Wealth” refers to Shanxi Wealth Aluminate Materials Co., Ltd., a PRC limited company;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
●	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2

Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2012 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-21

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$54,480,465	$26,383,537
Restricted cash	120,000	670,000
Accounts receivable	3,256,909	2,372,832
Note receivable	-	25,187,727
Interest receivable	-	156,085
Inventories	1,192,677	957,509
Advances to suppliers	-	3,825,386
Other current assets	18,730	14,168

Total current assets	59,068,781	59,567,244

Property, plant and equipment and land and mining rights, net	13,867,629	14,627,533
Deposit for mining right acquisition	31,650,477	-
Total assets	$104,586,887	$74,194,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short –term debt	$12,660,191	$-
Accounts payable	2,554,309	1,855,530
Accrued expenses	1,217,346	1,533,878
Due to shareholders	15,226	15,226
Value added taxes payable	764,723	497,581
Other taxes payable	154,971	90,150
Income tax payable	1,947,617	1,286,537

Total current liabilities	19,314,383	5,278,902

Deferred income taxes	312,446	311,339

Total liabilities	19,626,829	5,590,241

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares authorized, 444,804 shares issued and outstanding on September 30, 2012 and December 31, 2011	57	57
Common stock: $0.00018254172 par value, 39,062,500 shares authorized, 19,600,305 shares issued and outstanding on September 30, 2012 and December 31, 2011	3,578	3,578
Additional paid-in capital	24,283,222	24,283,222
Accumulated other comprehensive income	6,842,983	6,492,658
Retained earnings (the restricted portion of retained earnings is $496,396 on September 30, 2012 and December 31, 2011)	53,830,218	37,825,021

Total shareholders’ equity	84,960,058	68,604,536

Total liabilities and shareholders’ equity	$104,586,887	$74,194,777

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$22,407,329	$19,335,053	$61,298,540	$52,761,618
Cost of revenue	12,308,208	10,759,594	33,746,528	28,364,739

Gross profit	10,099,121	8,575,459	27,552,012	24,396,879

Operating expenses:
Selling and marketing	797,674	568,573	2,218,268	1,590,600
General and administrative	1,490,942	1,184,947	3,826,647	3,347,284
Research and development	151,176	149,191	470,722	438,936
Total operating expenses	2,439,792	1,902,711	6,515,637	5,376,820

Income from operations	7,659,329	6,672,748	21,036,375	19,020,059

Other income/(expense):
Interest income	79,596	99,281	708,023	163,084
Interest expense	(228,123)	-	(284,243)	-
Total other income/(expense)	(148,527)	99,281	423,780	163,084

Income before provision for income taxes	7,510,802	6,772,029	21,460,155	19,183,143

Provision for income taxes	1,901,646	1,696,209	5,454,958	4,865,974

Net income	5,609,156	5,075,820	16,005,197	14,317,169
Less cumulative dividends on preferred stock	100,081	100,081	300,243	300,243
Net income attributable to common shareholders	$5,509,075	$4,975,739	$15,704,954	$14,016,926

Net income per common share - basic	$0.28	$0.25	$0.80	$0.72

Net income per common share - diluted	$0.26	$0.23	$0.73	$0.66

Weighted average number of common shares outstanding - basic	19,600,305	19,600,305	19,600,305	19,600,305

Weighted average number of common shares outstanding - diluted	21,824,325	21,824,325	21,824,325	21,824,325

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$5,609,156	$5,075,820	$16,005,197	$14,317,169
Other comprehensive income/(loss)
- foreign currency translation adjustments	(127,092)	633,699	350,325	1,583,689
Comprehensive income	$5,482,064	$5,709,519	$16,355,522	$15,900,858

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of
December 31, 2011	444,804	$57	19,600,305	$3,578	$24,283,222
Net income	-	-	-	-	-
Other comprehensive
income - foreign
currency translation
adjustments	-	-	-	-	-

Balance as of
September 30, 2012	444,804	$57	19,600,305	$3,578	$24,283,222

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Accumulated
	Other			Total
	Comprehensive	Retained Earnings		Shareholders’
	Income	Restricted	Unrestricted	Equity

Balance as of
December 31, 2011	$6,492,658	$496,396	$37,328,625	$68,604,536
Net income	-	-	16,005,197	16,005,197
Other comprehensive
income - foreign
currency translation
adjustments	350,325	-	-	350,325

Balance as of
September 30, 2012	$6,842,983	$496,396	$53,333,822	$84,960,058

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$16,005,197	$14,317,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,047,465	968,021
Deferred income taxes	(453)	71,515
Changes in operating assets and liabilities:
Accounts receivable	(873,048)	(4,636,449)
Interest receivable	157,171	(61,648)
Inventories	(230,512)	(391,538)
Advance to suppliers	3,852,007	(3,745,134)
Other assets	(4,495)	5,333
Accounts payable	690,404	1,519,773
Accrued expenses	(305,160)	(580,371)
Value added taxes payable	264,967	187,026
Other taxes payable	64,453	105,545
Income tax payable	655,406	586,673
Net cash provided by operating activities	21,323,402	8,345,915

Cash flows from investing activities:
Purchase of property, equipment and improvement	(209,113)	(194,338)
Deposit for mining right acquisition	(31,703,760)
Addition to note receivable	-	(13,870,865)
Promissory note receivable from non related party	25,363,008	-
Net cash provided by (used in) investing activities	(6,549,865)	(14,065,203)

Cash flows from financing activities:
Principle payments on short-term debt	(22,509,670)	-
Proceeds received from short-term debt	35,191,174	-
Advances from shareholders	-	770
Dividends paid to shareholders	-	(290,829)
Decrease in restricted cash	550,000	1,417,203
Net cash provided by financing activities	13,231,504	1,127,144

Effect of exchange rate changes on cash and cash equivalents	91,887	856,013

Net increase in cash and cash equivalents	28,096,928	(3,736,131)

Cash and cash equivalents at the beginning of period	26,383,537	33,910,457
Cash and cash equivalents at the end of period	$54,480,465	$30,174,326

Supplemental disclosure of cash flow information:
Income taxes paid	$4,799,533	$4,207,463
Interest paid	$284,243	$-

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

The share exchange transaction has been treated as a recapitalization of WEP, with Huixin emerging as the surviving legal entity and WEP is considered as the acquirer for accounting purpose.  Prior to the recapitalization, Huixin had essentially no assets or liabilities and issued approximately 96% of its outstanding shares to the shareholders of WEP and their designees in the recapitalization. The historical consolidated financial statements of WEP are retroactively presented as the financial statements of Huixin.   A summary of the Company subsidiaries is currently as follows:

	Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental Protection Group, Inc (“WEP”)	British Virgin Islands June 3, 2010	$7,000	100% Owned	Holding Company

Wealth Environmental Technology Holding Ltd.(“Wealth Technology”) Hong Kong	Hong Kong June 18, 2010	$1,299	100% Owned	Holding Company

Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. (“Jiangmen Huiyuan”) Jiangmen, Guandong Province	Peoples Republic Of China (“PRC”) July 22, 2010	$15,082	100% Owned - Wholly Foreign Owned Entity (“WFOE”)	Holding Company

Jiangmen Wealth Water Purifying Agent Co., Ltd (“Jiangmen Wealth Water”) Jiangmen, Guandong Province	PRC April 25, 2003	$4,049,060	100% Control Through Contractual Arrangements	Manufacturing of water purifying agents

Guizhou Yufeng Melt Co., Ltd. (“Guizhou Yufeng”) Guizhou Provincre	PRC March 25, 2005	$4,233,854	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

Shanxi Wealth Aluminate Materials Co., Ltd Shanxi Province	PRC April 8, 2004	$6,786,056	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

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

Jiangmen Wealth Water owns all of the issued and outstanding capital stock of Guizhou Yufeng, and Shanxi Wealth. During the years ended December 31, 2009 and 2008, Mr. Tan and his spouse, Ms. Hong Yu Du (“Ms. Du”) directly or through an affiliated company, had controlling equity interests in Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth.   In August and September 2010, through a restructuring process, Jiangmen Wealth Water paid $74,705 and $463,160 to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shanxi Wealth, respectively. On December 27, 2010 the Company acquired the remaining 38% equity interest of Shanxi Wealth owned by Mr. Tan through a declared dividend payable of $290,072 to Mr. Tan on January 3, 2011.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth Water and its subsidiaries after this restructuring.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Huixin as of September 30, 2012 and the results of operations for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, and the cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Segments

For the three months and nine months ended September 30, 2012 and 2011, the Company’s operations have been broken down into segment based on production facility, in the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2012 and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

Major Customers

During the three months and nine months ended September 30, 2012 and 2011, there was no customer accounted for 10% or more of our net revenue.

Major Suppliers

During the three months and nine months ended September 30, 2012 and 2011, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows, and none of the major suppliers are related parties to the Company.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Supplier 1	12%	12%	12%	11%
Supplier 2	18%	17%	11%	17%
Supplier 3	12%	12%	16%	11%

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the nine months ended  September 30, 2012 and 2011, with information related to the liability for uncollected or unremitted VAT at September 30, 2012 and December 31, 2011:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011

VAT billed to customers for sales during the period	$12,017,833	$10,322,305
Less: VAT billed to the Company for purchases during the period	4,780,061	4,089,441

Net VAT on transactions took place during the period	7,237,772	6,232,864
Amount remitted to the PRC	(6,970,630)	(6,030,535)
VAT payable at beginning of period	497,581	389,053

VAT payable at period end	$764,723	$591,382

	As of	As of
	September 30,	December 31,
	2012	2011

Liabilities for taxes collected but not remitted	$291,497	$152,811
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC	473,226	344,770

VAT payable at period end	$764,723	$497,581

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

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three months and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to common shareholders - Basic	$5,509,075	$4,975,739	$15,704,954	$14,016,926

Add: cumulative dividends attributable to
6% convertible preferred stock	100,081	100,081	300,243	300,243

Net income attributable to
common shareholders - Diluted	$5,609,156	$5,075,820	$16,005,197	$14,317,169

Weighted average number of common shares	19,600,305	19,600,305	19,600,305	19,600,305
outstanding - Basic

Dilutive effect of preferred stock conversion	2,224,020	2,224,020	2,224,020	2,224,020

Weighted average number of common shares
outstanding - Diluted	21,824,325	21,824,325	21,824,325	21,824,325

Earnings per share:
Basic	$0.28	$0.25	$0.80	$0.72

Diluted	$0.26	$0.23	$0.73	$0.66

(5)	Restricted Cash

The Company has certain restricted cash as a result of the execution of the following agreements:

Holdback Escrow Agreement

In connection with the Private Placement took place in December 2010, the Company entered into a Holdback Escrow Agreement with Anslow & Jaclin, LLP (“A&J”), the escrow agent, and Access America Investments, LLC (“AAI”), as investor representative (the “Holdback Escrow Agreement”), pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, $1,500,000 shall be released to the Company upon the hiring of a chief financial officer on terms acceptable to AAI (the “Chief Financial Officer Holdback”) and $667,203 shall be released to us upon appointment of the required independent directors to our board of directors. In March 2011, pursuant to the Holdback Escrow Agreement, $667,203 was released to us upon appointment of the required independent directors to our board of directors.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Restricted Cash, continued

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to the Company as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of September 30, 2012 and December 31, 2011, $0 and $550,000, respectively, remained unreleased.

Investor Relations Escrow Agreement

The Company entered into an investor relations escrow agreement with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld. As of September 30, 2012 and December 31, 2011, $120,000 remained unreleased as the Company has not hired any investor relations firm.

(6)	Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2012	2011

Raw Materials	$847,060	$674,114
Work in progress	49,698	-
Finished goods	295,919	283,395

	$1,192,677	$957,509

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

(7)	Property, Plant and Equipment and Land and Mining Rights

A summary of property, plant and equipment and land and mining rights is as follows:

	September 30,	December 31,
	2012	2011

Leasehold improvement	$3,338,534	$3,321,044
Production equipment	6,757,205	6,715,532
Furniture and fixtures	449,401	441,857
Automobiles	512,225	313,333
Land use rights	2,288,336	2,276,347
Mining rights	9,020,386	8,973,128

	22,366,087	22,041,241
Less: Accumulated depreciation	8,498,458	7,413,708

	$13,867,629	$14,627,533

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Property, Plant and Equipment and Land and Mining Rights, continued

Depreciation and amortization expense was $370,586 and $339,726 for the three months ended September 30, 2012 and 2011, respectively, and $1,047,465 and $968,021 for the nine months ended September 30, 2012 and 2011, respectively.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Depreciation of plant, equipment and improvements	$185,403	$176,866	$557,403	$520,196
Amortization of land use rights	12,612	12,448	37,907	36,856
Amortization of mining rights	172,571	150,412	452,155	410,969

Total	$370,586	$339,726	$1,047,465	$968,021

As of September 30, 2012 and December 31, 2011, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce:

●	300,000 tons of limestone, from which the calcium needed for production of its products is derived;
●	350,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three months and nine months ended September 30, 2012 and 2011, the Company had production from its limestone and bauxite mines as follows (in tons):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Limestone	24,211	27,461	74,598	76,428
Bauxite	79,504	66,389	200,981	183,788

(8)          Other long-term asset

On August 28, 2012, the Company entered into a purchase agreement with a non-related party for an Aluminum Bauxite mining right located in Guizhou Province, PRC in the total amount of approximately $83 million (RMB520,000,000). In accordance with PRC regulations on natural resources, the transaction is subject to the Ministry of Land and Resources of the PRC for final approval. Pursuant to the purchase agreement, the Company paid $31,650,477 (RMB200,000,000) security deposit for the transaction, and is secured by the seller’s Mining Right Certificate. The security deposit is fully refundable with applicable interest should the transaction be rejected by the Ministry of Land and Resources of the PRC.

(9)	Short-term debt

The Company's Short-term debt consisted of the following:

	September 30,	December 31,
	2012	2011

Revolving line-of-credit	$-	$-
Short term note (1)	-	-
Short term note (2)	12,660,191	-

Total	$12,660,191	$-

In February 2012, the Company entered into a $4.76 million (RMB30,000,000) revolving credit agreement with Industrial and Commercial Bank of China Limited (“ICBC”) with one year maturity, which is personally guaranteed by Mr. Tan and Ms. Du, contains no maintenance covenants. The interest rate under the revolving credit agreement is based on the base rate, the interest rate set by the People’s Bank of China, plus 30% of the base rate. As of September 30, 2012, the available borrowing base under revolving line-of-credit was $4.76 million, with $0 drawn as of that date, leaving $4.76 million (RMB30,000,000) available for general operations use under this revolving credit agreement. Interest under the line-of-credit is paid monthly at the ended of each month. As of September 30, 2012, all interest was fully paid.

In June 2012, the Company entered into a $19 million (RMB120,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, is personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China, plus 10% of the base rate. Interest under the short term note is paid monthly at the ended of each month. During the period ended September 30, 2012, the principle and interest of the short term were fully paid.

In August 2012, the Company entered into a $12.66 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, is personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6.3% at September 30, 2012). Interest under the short term note is paid monthly at the ended of each month. As of September 30, 2012, all interest was fully paid.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months and nine months ended September 30, 2012 and 2011 because substantially all of the Company’s operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of September 30, 2012, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of September 30, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 2011 and 2010, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2012 and 2011.  Following is a reconciliation of the Company’s income tax provision of $1,901,646 and $1,696,209 for the three months ended September 30, 2012 and 2011, respectively, and $5,454,958 and $4,865,974 for the nine months ended September 30, 2012 and 2011, respectively,  to the expected US statutory rate of 34%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Computed tax at the U.S. federal statutory rate of 34%	$2,553,673	$2,302,490	$7,296,453	$6,522,268

Tax rate difference between the US and PRC on foreign earnings	(675,972)	(609,483)	(1,931,414)	(1,726,483)
Change in valuation allowance	32,563	26,221	122,215	116,416
Other	(8,618)	(23,019)	(32,296)	(46,227)

	$1,901,646	$1,696,209	$5,454,958	$4,865,974

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Income Taxes, continued

At September 30, 2012 and December 31, 2011, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	September 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$1,187,946	$1,065,731
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,262,946	1,140,731

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(387,446)	(386,339)
Total deferred tax liabilities	(387,446)	(386,339)

Net deferred tax assets before valuation allowance	875,500	754,392
Valuation allowance	(1,187,946)	(1,065,731)
Net deferred tax liabilities	$(312,446)	$(311,339)

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

(11)	Shareholders’ Equity

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of September 30, 2012 and December 31, 2011 and the balance represents a fully funded General Reserve Fund:

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11)	Shareholders’ Equity

Following is an analysis of the general fund by subsidiary as of September 30, 2012 and December 31, 2011:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

(12)	Related Party Balances and Transactions

During the nine months ended September 30, 2011, the Company declared and paid a dividend in the amount of $290,072 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth. As of September 30, 2012 and December 31, 2011, the amount due to shareholders totaled $15,266.

During the nine months ended September 30, 2011, the Company entered into a $4.76 million (RMB30,000,000) revolving credit agreement with Industrial and Commercial Bank of China Limited (“ICBC”); a $19 million (RMB120,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”), and a $12.66 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”), all these debts are personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(13)	Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has three operating segments identified by manufacturing facility and each segment is operated in a separate subsidiary. The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items. The operations and products produced by the Company’s various segments are as follows:

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

●	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

●	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

For the three months ended September 30, 2012

	Jiangmen
	Wealth	Guizhou	Shanxi
	Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$11,510,345	$4,596,526	$9,024,816	$-	$(2,724,358)	$22,407,329
Cost of revenue	7,307,167	2,459,220	5,266,179	-	(2,724,358)	12,308,208

Gross profit	4,203,178	2,137,306	3,758,637	-	-	10,099,121

Selling and marketing	331,546	85,957	380,171	-	-	797,674
General and administrative	734,084	159,289	318,260	279,309	-	1,490,942
Research and development	142,394	8,782	-	-	-	151,176

Income from operations	$2,995,154	$1,883,278	$3,060,206	$(279,309)	$-	$7,659,329

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(13)	Segment Information, continued

For the three months ended September 30, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$10,581,290	$3,731,506	$7,016,284	$-	$(1,994,027)	$19,335,053
Cost of revenue	6,223,213	2,060,388	4,470,020	-	(1,994,027)	10,759,594

Gross profit	4,358,077	1,671,118	2,546,264	-	-	8,575,459

Selling and marketing	306,085	73,388	189,100	-	-	568,573
General and administrative	536,415	157,407	282,547	208,578	-	1,184,947
Research and development	140,543	8,648	-	-	-	149,191

Income from operations	$3,375,034	$1,431,675	$2,074,617	$(208,578)	$-	$6,672,748

For the nine months ended September 30, 2012

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$32,700,226	$12,667,891	$23,460,362	$-	$(7,529,939)	$61,298,540
Cost of revenue	20,791,108	6,782,660	13,702,699	-	(7,529,939)	33,746,528

Gross profit	11,909,118	5,885,231	9,757,663	-	-	27,552,012

Selling and marketing	918,796	240,411	1,059,061	-	-	2,218,268
General and administrative	1,665,657	463,650	921,164	776,176	-	3,826,647
Research and development	443,853	26,869	-	-	-	470,722

Income from operations	$8,880,812	$5,154,301	$7,777,438	$(776,176)	$-	$21,036,375

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(13)	Segment Information, continued

For the nine months ended September 30, 2011

	Jiangmen
	Wealth	Guizhou	Shanxi
	Water	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$28,619,169	$10,397,210	$19,753,559	$-	$(6,008,320)	$52,761,618
Cost of revenue	16,910,098	5,562,590	11,900,371	-	(6,008,320)	28,364,739

Gross profit	11,709,071	4,834,620	7,853,188	-	-	24,396,879

Selling and marketing	810,449	220,254	559,897	-	-	1,590,600
General and administrative	1,376,876	457,638	826,099	686,671	-	3,347,284
Research and development	416,126	22,810	-	-	-	438,936

Income from operations	$9,105,620	$4,133,918	$6,467,192	$(686,671)	$-	$19,020,059

As of September 30, 2012

	Jiangmen
	Wealth	Guizhou	Shanxi
	Water	Yefeng	Wealth	Corporate	Eliminations	Total

Current assets	$26,480,907	$15,327,185	$24,955,399	$5,773,629	$(13,468,339)	$59,068,781
Property, plant and equipment,
land use and mining rights	2,728,966	4,663,300	6,475,363	-	-	13,867,629
Other long-term assets	31,650,477	-	-	-	-	31,650,477

Total assets	$60,860,350	$19,990,485	$31,430,672	$5,773,629	$(13,468,339)	$104,586,887

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our products are manufactured and distributed by our Operating Companies. Jiangmen Wealth Water is engaged in the production and sale of water purifying agents. Water purifying agent’s core raw material is HAC powder, which is exclusively supplied by Guizhou Yufeng, a wholly owned subsidiary of Jiangmen Wealth Water. Although Guizhou Yufeng sells HAC powder to third party customers, it prioritizes the supply to Jiangmen Wealth Water over third party customers and ensures that its supply meets the demand of Jiangmen Wealth Water before products being sold to other customers. Shanxi Wealth also manufactures HAC powder and distributes all of its products to third party customers. HAC powder’s core raw materials are aluminates ore and limestone, respectively obtained from their self-owned mines.

Results of Operations

The following table shows key components of our results of operations during the three months and nine months ended September 30, 2012 and 2011, in both dollars and as a percentage of our total revenue.

	Three Months Ended June 30,
	2012	% of	2011	% of
		Revenue		Revenue

Net revenue	$22,407,329	100.00%	$19,335,053	100.00%
Cost of revenue	12,308,208	54.93%	10,759,594	55.65%

Gross profit	10,099,121	45.07%	8,575,459	44.35%

Operating expenses:
Selling and marketing	797,674	3.56%	568,573	2.94%
General and administrative	1,490,942	6.65%	1,184,947	6.13%
Research and development	151,176	0.67%	149,191	0.77%
Total operating expenses	2,439,792	10.88%	1,902,711	9.84%

Income from operations	7,659,329	34.19%	6,672,748	34.51%

Other income/(expense)
Interest income	79,596	0.36%	99,281	0.51%
Interest expense	(228,123)	(1.02)%	-	0.00%
Total other income/(expense)	(148,527)	(0. 66)%	99,281	0.51%

Income before provision for income taxes	7,510,802	33.53%	6,772,029	35.02%

Provision for income taxes	1,901,646	8.49%	1,696,209	8.77%

Net income	$5,609,156	25.04%	$5,075,820	26.25%

	Nine Months Ended September 30,
	2012	% of	2011	% of
		Revenue		Revenue

Net revenue	$61,298,540	100.00%	$52,761,618	100.00%
Cost of revenue	33,746,528	55.05%	28,364,739	53.76%

Gross profit	27,552,012	44.95%	24,396,879	46.24%

Operating expenses:
Selling and marketing	2,218,268	3.62%	1,590,600	3.01%
General and administrative	3,826,647	6.24%	2,347,284	6.34%
Research and development	470,722	0.77%	438,936	0.83%
Total operating expenses	6,515,637	10.63%	5,376,820	10.18%

Income from operations	21,036,375	34.32%	19,020,059	36.06%

Other income /(expense)
Interest income	708,023	1.16%	163,084	0.31%
Interest expense	(284,243)	(0.46)%	-	0.00%
Total other income	423,780	0.70%	163,084	0.31%

Income before provision for income taxes	21,460,155	35.01%	19,183,143	36.37%

Provision for income taxes	5,454,958	8.90%	4,865,974	9.22%

Net income	$16,005,197	26.11%	$14,317,169	27.15%

Three Months and Nine Months Ended September 30, 2012 and September 30, 2011:

Revenue:

Revenue increased by $3,072,276 or 16%, to $22,407,329 for three months ended September 30, 2012 from $19,335,053 for the three months ended September 30, 2011, and increased by $8,536,922 or 16% to $61,298,540 for the nine months ended September 30, 2012 from $52,761,618 for the nine months ended September 30, 2011. The increase in revenue for the three months and nine months ended September 30, 2012 was primarily due to the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of purifying agents by approximately 3.5% and increase of selling prices of HAC powder by approximately 15%, the increases of sales contributed by sales generated from new customers and distributers, and overall increase in volume from our existing customers.

Our revenue from sales of water purifying agents for the three months ended September 30, 2012 was $11,510,345 and for the three months ended September 30, 2011 was $10,581,290, representing an increase of $929,055 or approximately 9%. Our revenue from sales of water purifying agents for the nine months ended September 30, 2012 was $32,700,226 and for the nine months ended September 30, 2011 was $28,619,169 representing an increase of $4,081,057 or approximately 14%. The increase in revenue for the three months and nine months ended September 30, 2012 was primarily due to the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of purifying agents by approximately 3.5% and expansion of our customer base and increased orders from our existing customers.

Our revenue from sales of HAC powder for the three months ended September 30, 2012 was $10,896,984 and for the three months ended September 30, 2011 was $8,753,763, representing an increase of $2,143,221 or approximately 24%. Our revenue from sales of HAC powder was $28,598,314 for the nine months ended September 30, 2012 and was $24,142,449 for the nine months ended September 30, 2011, representing an increase of $4,455,865 or approximately 18%. The increase in revenue for the three months and nine months ended September 30, 2012 was primarily due to the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of HAC powder by approximately15%, and increased orders from our existing customers.

Cost of Revenue:

Cost of revenue increased by $1,548,614, or 14%, to $12,308,208 for the three months ended September 30, 2012 from $10,759,594 for the three months ended September 30, 2011 and increased by $5,381,789, or 19%, to $33,746,528 for the nine months ended September 30, 2012 from $28,364,739 for the nine months ended September 30, 2011. The increase in the cost of revenue was mainly due to the increase in sales of our products, which was in line with the increase of our revenue, and the increase of raw material prices.

Cost of revenue from sales of water purifying agents for the three months ended September 30, 2012 was $4,582,809, an increase of $353,623 or 8%, from $4,229,186 for the same period in 2011.  Cost of revenue from sales of water purifying agents for the nine months ended September 30, 2012 was $13,261,169, an increase of $2,359,391 or 22%, from $10,901,778 for the same period in 2011.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 40% for the three months ended September 30, 2012 and 2011, 41% and 38% for the nine months ended September 30, 2012 and 2011, respectively. The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents, and the increase of raw material prices, labor and overhead cost.

Cost of revenue from sales of HAC powder for the three months ended September 30, 2012 was $7,725,399, an increase of $1,194,991 or 18%, from $6,530,408 for the same period in 2011.   Cost of revenue from sales of HAC powder for the nine months ended September 30, 2012 was $20,485,359, an increase of $3,022,398 or 17%, from $17,462,961 for the same period in 2011. As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 71% and 75% for the three months ended September 30, 2012 and 2011, respectively, and 72% for the nine months ended September 30, 2012 and 2011. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder, and the increase of raw material prices, labor and overhead cost.

Gross profit and Gross Profit Margin:

Our gross profit increased by $1,523,662 or 18% to $10,099,121 for the three months ended September 30, 2012 from $8,575,459 for the three months ended September 30, 2011, and increased by $3,155,133 or 13% to $27,552,012 for the nine months ended September 30, 2012 from $24,396,879 for the nine months ended September 30, 2011. Our gross profit margin (gross profit divided by net revenue) increased to 45.07% for the three months ended September 30, 2012 from 44.35% for the three months ended September 30, 2011. The increase in gross margin for the three months ended September 30, 2012 was primarily due to increase in sales price.  Our gross margin decreased to 44.95% for the nine months ended September 30, 2012 from 46.24% for the nine months ended September 30, 2011.  The decrease in gross margin for the nine months ended was primarily due to the increases in raw materials, labor and overhead cost, which appreciated at a faster pace than the increase of our sales price.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $229,101 or 40% to $797,674 for the three months ended September 30, 2012 from $568,573 for the three months ended September 30, 2011 and increased by $627,668 or 39% to $2,218,268 for the nine months ended September 30, 2012 from $1,590,600 for the nine months ended September 30, 2011.   The increase in our selling and marketing expenses in 2012 was primarily attributable to increase of commission expense related to the establishment of commission policy in Shanxi Wealth beginning January 2012.

General and Administrative Expenses:

Our general and administrative expenses increased by $305,995 or 26% to $1,490,942 for the three months ended September 30, 2012 from $1,184,947 for the three months ended September 30, 2011 and  increased by $479,363 or 14% to $3,826,647 for the nine months ended September 30, 2012 from $3,347,284 for the nine months ended September 30, 2011.  The increase in our general and administrative expenses was primarily attributable to the increase in our overall expenses including payroll, benefits and other office expenses.

Research and Development Cost:

Our research and development cost increased by $1,985 or 1% to 151,176 for the three months ended September 30, 2012 from $149,191 for the three months ended September 30, 2011 and increased by $31,786 or 7% to $470,722  for the nine months ended September 30, 2012 from $438,936 for the nine months ended September 30, 2011. We continue to incur expenses to improve and develop new products. We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Other income (Expense):

Our other income decreased by $247,808, or 250% to expense of $148,527 for the three months ended September 30, 2012 from income of $99,281 for the three months ended September 30, 2011, the decrease was primarily due to increase in interest expenses on short term loan. Other income for the nine months ended September 30, 2012 increased by $260,696, or 160% to $423,780 from $163,084 for the nine months ended September 30, 2011. The increase was primarily due to the increase in cash balance in banks as a result of our continuous increase in profits and interest income earned at a rate of 9% on a secured note receivable in the amount of $25 million which generated approximately $541,000 in interest income for the nine months ended September 30, 2012, which offset by increased in interest expense for short-term loans in the amount of $284,243.

Net Income:

Net income increased by $533,336 or 11% to $5,609,156 for the three months ended September 30, 2012 from $5,075,820 for the three months ended September 30, 2011, and  increased by $1,688,028 or 12% to $16,005,197 for the nine months ended September 30, 2012 from $14,317,169 for the nine months ended September 30, 2011.   The increase of our net income was primarily due to the increase in sales price and demand of our products during 2012. Our cost of revenue increased 19% during the nine months ended September 30, 2012 due to the increases in raw material cost, labor and overhead cost which caused our gross profit to be lower than that of the same period of 2011.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $55 million as of September 30, 2012, as compared to $26 million as of December 31, 2011.  In addition, we also had approximately $120,000 in restricted cash as of September 30, 2012, as compared to $670,000 as of December 31, 2011.  Our restricted cash is held by Access America Investments, LLC (“AAI”) as a security deposit for investor relation firm pursuant to a Holdback Escrow Agreement entered into in connection with the Private Placement in December 2010. A total of $2,167,203 was deposited with Anslow & Jaclin, LLP (“A&J”), the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, $1,500,000 shall be released to the Company upon the hiring of a chief financial officer on terms acceptable to AAI (the “Chief Financial Officer Holdback”) and $667,203 shall be released to us upon appointment of the required independent directors to our board of directors. In March 2011, pursuant to the Holdback Escrow Agreement, $667,203 was released to us upon appointment of the required independent directors to our board of directors.

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to us as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of September 30, 2012, all funds related to the Holdback Escrow Agreement were released. $120,000 remained unreleased pursuant to a separate Investor Relations Escrow Agreement pending hiring of an investor relations firm by the Company and subject to the consent of AAI as the investor representative.

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

We had working capital of approximately $39.8 million and $54.2 million as of September 30, 2012 and December 31, 2011, respectively. The decrease of working capital was primarily due to the increase in cash flow used in long-term assets as refundable security deposit for assets purchase.

Our accounts receivable has been a small portion of our current assets, representing $3.2 million and $2.4 million, or 5.42% and 3.98% of current assets, as of September 30, 2012 and December 31, 2011, respectively.  We began to offer longer credit terms to our good standing customers starting in 2011 per the requests of our customers due to the tightening monetary policies imposed by the Government in 2011.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. It takes approximately one day to mine our raw materials and deliver the raw materials to our Guizhou and Shanxi facilities. We can manufacture the HAC powder and water purification agent within one day. Therefore the average time from mining the raw materials to completion of our products is approximately 2 days. Depending on the locations of our customers, delivery time ranges between a few hours to three days.  We have frequent communications with our customers about their needs for our products.  Our customers send us purchase orders 2 to 4 weeks prior to the requested delivery dates.   We typically estimate our required raw materials for production at each month end for the following month based on the purchase orders received at month end.  Since our production lead time for HAC powder and purifying agent is very short, we keep relatively small amounts of inventories. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectability of specific customer accounts, our history of bad debts, and the general condition of the industry.

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during nine months ended September 30, 2012 and the year ended December 31, 2011. As of September 30, 2012, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the nine months ended September 30, 2012 and the year ended December 31, 2011.

On August 29, 2011, we entered into a secured note receivable agreement with a non-related party in the amount of $14,087,748 (RMB90,000,000) which was increased to approximately $25,187,727 (RMB160,000,000) in December 2011. The note carried an annual interest rate of 9%. This note originally expired on November 28, 2011 but was extended to March 31, 2012, and was secured by the debtor’s land use right, certain tangible assets and all the business operation rights. Interest receivable related to this note amounted to $156,085 as of December 31, 2011. As of March 28, 2012, the note receivable was fully repaid.  Through this note, we are able to earn interest income with our cash at a much higher interest rate than what is being offered by our banks which is generally less than 1% annual interest rate.  During the nine months ended September 30, 2012, we earned approximately $541,000 in interest income on this note receivable.

Inventories amounted to approximately $1.2 million as of September 30, 2012, as compared to $0.96 million as of December 31, 2011.   Since our mines can provide stable and sufficient supplies of raw materials for our productions and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

On August 28, 2012, we entered into a purchase agreement with a non-related party for an Aluminum Bauxite mining right located in Guizhou Province, PRC in the total amount of approximately $83 million (RMB520,000,000). In accordance with PRC regulations on natural resources, the transaction is subject to the Ministry of Land and Resources of the PRC for final approval. Pursuant to the purchase agreement, we paid $31,650,477 (RMB200,000,000) security deposit for the transaction, and is secured by the seller’s Mining Right Certificate. The security deposit is fully refundable with applicable interest if the transaction is rejected by the Ministry of Land and Resources of the PRC. Through this purchase, we would be better able to secure our raw materials for our HAC powder productions and maintain our cost in a competitive level.

In February 2012, we entered into a revolving credit agreement with Industrial and Commercial Bank of China Limited (“ICBC”), in the amount of approximately $4,755,209 (RMB30,000,000) with one year maturity, The interest rate under the revolving credit agreement is based on the base rate, the interest rate set by the People’s Bank of China, plus 30% of the base rate. As of September 30, 2012, the available borrowing base under revolving line-of-credit was $4.76 million, with $0 drawn as of that date, leaving $4.76 million available for general operations use under this revolving credit agreement. Loan amount drawn in pervious periods was paid in full as of September 30, 2012.

On June 18, 2012, we entered into a short-term note agreement with Industrial Bank Co., Limited (“IB”) with one year maturity, in the amount of approximately $19,020,839 (RMB120,000,000). The interest rate under the note is based on the base rate, the interest rate set by the People’s Bank of China, plus 10% of the base rate. During the three months ended September 30, 2012, the principle and interest of the note was fully paid.

On August 29, 2012, we entered into a new short-term note agreement with Industrial Bank Co., Limited (“IB”) with lower in interest rate, in the amount of approximately $12,660,191 (RMB80,000,000). The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China. Both revolving credit agreement and short-term note agreement are personally guaranteed by Mr. Tan and Ms. Du and contain no maintenance covenants. Through these financing arrangements, we are able to seek new opportunities for investments or acquisitions with lower in interest expense. Interest under the short term note is paid monthly at the ended of each month. As of September 30, 2012, all interest was fully paid.

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds are approximately $937,966 for the nine months ended September 30, 2012. We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of unpaid social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

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

Cash Flow

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$21,323,402	$8,345,915
Net cash used for investing activities	(6,549,865)	(14,065,203)
Net cash provided by financing activities	13,231,504	1,127,144
Effect of exchange rate changes on cash and cash equivalents	91,887	856,013
Cash and cash equivalents at the beginning of period	26,383,537	33,910,457
Cash and cash equivalents at the end of period	$54,480,465	$30,174,326

Net cash provided by operating activities was $21.3 million for the nine months ended September 30, 2012, compared to net cash provided by operating activities of $8.3 million for the nine months ended September 30, 2011. The increase of net cash provided by operating activities was primarily due to decrease of advance to suppliers in the amount of $3.9 million in 2012, which offset by increased of account receivable $0.9 million in 2012 compared to $4.6 million in 2011, which such effects from operating activities were partially offset by an increase in our net income to $16 million in 2012 and $14.2 in 2011.

Investing activity during the nine months ended September 30, 2012 included cash collected on the note receivable in the amount of $25.4 million and cash used in security deposit for purchase of mining right in the amount of $31.7 million. In addition, we purchased equipments of $209,113 and $290,829 during the nine months ended September 30, 2012 and 2011, respectively.

Financing activities included releases of restricted cash pursuant to the Holdback Escrow Agreements and related Amendments to the original agreements in the amounts of $550,000 and $1,417,203 during the nine months ended September 30, 2012 and 2011, respectively. In addition, we received proceed from the short-term note and line of credit of $35,191,174 and made repayments of $22,509,670 during the nine months ended of September 30, 2012.

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

	Nine Months Ended September 30,
	2012	2011

Effect on beginning cash at period end exchange rate	$138,594	$944,951
Effect from operating activities during the period	(36,401)	135,562
Effect from investing activities during the period	11,008	(219,921)
Effect from financing activities during the period	(21,313)	(4,579)
Effect of exchange rate changes on cash	$91,887	$856,013

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

The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the Company's consolidated financial.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. For the three months ended September 30, 2012, we had unrealized foreign currency translation loss of $127,092 compared to had unrealized gain of $633,699 in the same period in 2011, because of the change in the exchange rate. For the nine months ended September 30, 2012 and 2011, we had unrealized foreign currency translation gain of $350,325 and $1,583,689, because of the change in the exchange rate.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of the RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest – rate hedging contracts to manage our exposure to changing interest rates. As of September 30, 2012, we had approximately $12.7 million of debt outstanding at a weighted average interest rate of 7.13%. A one percentage change in the weighted average rate would affect annual interest by approximately $127,000.

Inflation risk

According to the National Bureau of Statistics of China, the consumer price index grew 2.7% in 2012. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2011, that have not been fully remediated as of September 30, 2012.

Remediation Activities

We implemented or in the process of implementing the following steps to remediate the material weakness identified above:

(1)  We hired a consultant with extensive experience in U.S. GAAP and SEC reporting to better improve our knowledge of U.S. GAAP and SEC reporting;
(2)  We hired a qualified chief financial officer in June 2011 to improve our internal control over financial reporting; and
(3)  We plan to provide training to our accounting personnel to improve their knowledge of U.S. GAAP.

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

During the quarter ended September 30, 2012, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its Internal Control over Financial Reporting.

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

HUIXIN WASTE WATER SOLUTIONS, INC.

Dated: November 13, 2012	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly authorized officer and principal executive officer)

Dated: November 13, 2012	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer )