Form 10-K
period 2012-12-31
Huixin Waste Water Solutions, Inc.
filed 2013-03-29
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of March 29, 2013 the registrant has 21,126,695 ordinary shares, par value $0.00018254172 per share, issued and outstanding.

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
●
“PRC Operating Company” /”PRC Subsidiary” or “PRC Operating Companies” /”PRC Subsidiaries” refers to each of Jiangmen Huiyuan,  Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth, individually or collectively;

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

Overview

We are a leading producer and distributer of water purifying agents and High-performance Aluminate Calcium (“HAC”) powder, the core component of water purifying agents.

Jiangmen Wealth Water, our PRC Operating Company, is solely engaged in the production and sale of water purifying agents, while Guizhou Yufeng and Shanxi Wealth, the subsidiaries of Jiangmen Wealth Water, specialize in the production and sale of HAC powder. The core raw material of our water purifying agent is HAC powder, exclusively supplied by Guizhou Yufeng. Guizhou Yufeng manufactures HAC powder using the raw materials of aluminum ore and limestone from its own mines. While selling HAC powder to third party customers, it prioritizes the supply to Jiangmen Wealth Water over third party customers and ensures that its supply meets the demand of Jiangmen Wealth Water before its products are sold to other customers.

Jiangmen Wealth Water’s self-owned production facilities are located at Jiangmen City, Guangdong Province, southeast China, covering an aggregate area of 36.84 mu (approximately 264,361.63 square feet). To expand our sales network and avoid high transportation costs arising from the delivery of liquid purifying agents to customers located in different geographic areas, Jiangmen Wealth Water has established production entrustment agreements with four water purifying agent production lines located at Zhaoqing City, Guangdong Province, Yibin City, Sichuan Province, Nanchang City, Jiangxi Province and Hangzhou City, Zhejiang Province (individually, the “Entrusted Production Line,” and collectively, the “Entrusted Production Lines”), that solely produce water purifying agents using our raw materials and pursuant to our production guidance and quality control standards.

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

In August, 2010, Jiangmen Wealth Environmental Protection Co., Ltd. transferred (i) all its equity interests in Jiangmen Wealth Water to Mr. Minzhuo Tan and Ms. Hongyu Du and (ii) all its equity interests in Guizhou Yufeng to Jiangmen Wealth Water and, Jiangmen Wealth Water became the sole shareholder of Guizhou Yufeng.  In September, 2010, Jiangmen Wealth Environmental Protection Stock Co., Ltd. and other minority shareholders of Shanxi Wealth transferred all their equity interests in Shanxi Wealth to Jiangmen Wealth Water and Jiangmen Wealth Water therefore became the 62% shareholder of Shanxi Wealth of which 38% equity interest were held by Mr. Mingzhuo Tan.  In December 2010, Jiangmen Wealth Water became the 100% shareholder of Shanxi Wealth.  Upon the completion of the said transfers, Jiangmen Wealth Environmental Protection Stock Co., Ltd. no longer held any equity interests in our PRC subsidiaries in the Corporate Structure.

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

Registration Statement

Pursuant to the Subscription Agreement, we filed a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the ordinary shares underlying the Preference Shares and the Warrants with the SEC. The Registration Statement was declared effective on February 13, 2012.  No liquidated damages were due and payable related to registration rights under the Subscription Agreement as of December 31, 2012 and 2011.

Make Good Escrow Agreement

In connection with the Private Placement, we entered into a make good escrow agreement with Star Prince, and Access America Investments, LLC (“AAI”) as representative of the investors (the “Make Good Escrow Agreement”), pursuant to which Star Prince delivered into an escrow account share certificates evidencing 4,500,000 ordinary shares held by it (after giving effect to the Reverse Split defined below), to be held in favor of the investors in order to secure certain make good obligations (the “Escrow Shares”). Under the Make Good Escrow Agreement, we established minimum after tax net income thresholds (as determined in accordance with the United States Generally Accepted Accounting Principles (the “US GAAP”) and excluding any non-cash charges incurred related to the Share Exchange and the Private Placement as described here above)  of $13.2 million for fiscal year 2010 and $18.09 million for fiscal year 2011 and minimum earnings per share thresholds (calculated on a fully diluted basis and including adjustment for any stock splits, stock combinations, stock dividends or similar transactions, and for shares issued in one public offering or pursuant to the exercise of any warrants, options, or other securities issued during or prior to the calculation period) of $0.58 for fiscal year 2010 and $0.66 for fiscal year 2011. If our after tax net income or earnings per share for either fiscal year 2010 or fiscal year 2011 is less than 90% of the applicable performance threshold, then the performance threshold will be deemed not to have been achieved, and the investors pro rata based on the number of units purchased by each Investor in the Offering, will be entitled to receive ordinary shares based upon a pre-defined formula which shall equate to the product of (A) the percentage difference between the applicable performance threshold and actual performance (if both applicable performance thresholds have not been achieved, then the applicable performance threshold yielding the greater difference from actual performance shall be used) times (B) the total number of the Escrow Shares. The parties agreed that, for purposes of determining whether or not any of the performance thresholds are met, the release of any of the escrowed shares and any related expense recorded under the GAAP shall not be deemed to be an expense, charge, or any other deduction from revenues even if the GAAP requires contrary treatment or the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise.  For the years ended December 31, 2011 and 2010, the Company achieved the performance thresholds, and none was due to investors under such Make Good Escrow Agreement.

Holdback Escrow Agreement

In connection with the Private Placement, on December 15, 2010, we entered into a Holdback Escrow Agreement with Anslow & Jaclin, LLP (“A&J”), the escrow agent, and AAI, as investor representative (the “Holdback Escrow Agreement”), pursuant to which $2,167,203 was deposited with the escrow agent to be distributed upon the satisfaction of certain covenants set forth in the Subscription Agreement. Pursuant to the Holdback Escrow Agreement, the $1,500,000 shall be released to the Company upon the hiring of a chief financial officer on terms acceptable to AAI (the “Chief Financial Officer Holdback”) and $667,203.20 shall be released to us upon appointment of the required independent directors to our board of directors. In March 2011, pursuant to the Holdback Escrow Agreement, $667,203.20 was  released to us upon appointment of the required independent directors to our board of directors.

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to us as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of December 31, 2012, all funds were released from the escrow account.

IR Escrow Agreement

On December 15, 2010, we also entered into an investor relations escrow agreement with A&J, the escrow agent, and AAI, as representative of the investors (the “IR Escrow Agreement”), pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of AAI, which approval cannot be unreasonably withheld.  On November 14, 2012, the IR Escrow Agreement was amended to change the escrow agent to Dai & Associates, P.C. Pursuant to the original IR Escrow Agreement, the entire IR Escrow Amount shall be returned to the Company within two years of the date of the IR Escrow Agreement if the funds have not been disbursed to hire any investor relations firm. As of December 31, 2012, all funds were released from the IR escrow account.

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

Industry and Market Overview

The annual amount of wastewater discharge in China has increased from 2006 to 2011 at a 2.9%- 5.6% growth rate per year.  In 2011, the amount of wastewater discharge in China reached 65.21 billion tons (Source: China Environment Condition Report, 2011, released by PRC Environmental Protection Department in June 2012, available at http://jcs.mep.gov.cn/hjzl/zkgb/2011zkgb/201206/t20120606_231040.htm). Due to deterioration in both water quantity and quality, water resource protection became a concern on the top of the agenda for both the Chinese government and the Chinese public. The Chinese government has adopted regulations and policies listing waste water disposal and drinking water safety as two issues of priority importance for the mid-term and long-term national development plans. The Chinese government is focused on controlling wastewater disposal rates, increasing the wholesome water coverage rate, raising discharge standards for nitrogen and phosphorus, and raising standards for drinking water.

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

Water Purifying Agents

Jiangmen Wealth Water manufactures a variety of water purification products, including dyeing purifying agent, purifying for paper making waste water, purifying agent of phosphorus removal, and discoloring agent, for industries such as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water.

Traditional water purifying agents are usually produced for general purposes without tailoring to the needs of particular industrial requirements. Our water purifying agents, on the other hand, are specially developed by our research and development team and the institutions Tongji University and Chongqing University, with whom we work toward the goal of satisfying particular industrial situations and requirements. We entered into a technology development agreement with Tongji University in October 2003 (the “Tongji Agreement”) and, pursuant to the agreement, we have completed the research and development of the HAC powder which has been used in our water purifying agents. A copy of the Tongji Agreement was filed with the SEC on the Company’s current report on the amendment No. 1 to Form 8-K dated February 28, 2010. We have also been working with Chongqing University since 2005 on the research and development of water purifying technology, including developing flocculent for enhanced coagulation for drinking water, and we have not entered into any agreement in connection with such cooperation. With the technologies derived from our research and development, our products have been demonstrated satisfactory performance.

●
Dyeing Purifying Agent: The product is developed for the active dyes, acid dyes and direct dyes of the printing and dyeing wastewater, which is a polymeric flocculant made by a special synthetic polymer technology and added auxiliary decolorization agent. This product has a good decolorization and chemical oxygen demand (COD) removal effects, and is widely used in the treatment process of dyeing industrial wastewater. COD refers to the consumption of oxidizer when using strong oxidizer in water treatment process and indicates the amount of reducing substance in water which is the target to be removed by the purifying agent. COD removal effect refers to the performance of a purifying agent or equipment in removing reducing substance and is considered as an evaluating method of water treatment effect.

●
Purifying Agent for Paper Making Wastewater: The product is a new inorganic polymer flocculant, specially developed for purifying papermaking wastewater, which usually has a high concentration of micro fiber. It not only separates the water from pulp, but also kills the microorganism in the waste water and pulp, thus preventing the wastewater from turning stunk and waste pulp from nigrescence. The water and pulp are recyclable after the treatment.

●
Purifying Agent for Phosphorus Removal: Purifying agent for phosphorus removal is an inorganic polymer flocculant made by a special synthetic polymer technology with a good phosphorus removal effect for phosphorus-containing industrial and residential wastewater.

●
Discoloring Agent: The product is a cationic organic macromolecular compound with functions of discoloring, flocculating, COD degrading. The special cationic group of the dyeing discoloring agent can combine with the color substance anion group of the wastewater to form a hydrophobic insoluble salt, thereby eliminate the colors, and because of the polymer adsorption bridging role, it also has a great coagulation & sedimentation effect. The decolorization rate to the dyeing water is more than 95%, the COD removal ratio is between 50% to 85%.

HAC Powder

Our HAC powder has high aluminum content.

We employ HAC powder to produce water purifying agent, while American and European water purifying agent manufacturers use aluminum hydroxide to produce water purifying agents. Aluminum hydroxide provides a similar level of efficiency for water purifying agent but generally has a higher cost than HAC powder. Using HAC powder as our core raw material, we believe our products possess quality similar to the comparable products produced by our American and European counterparts but with lower cost. Those cost savings, in turn, provide us a significant price advantage.

The main differences between HAC and aluminum hydroxide are as follows:

1)	Components. The main components of HAC that are effective component in water purifying agent are Al2O3、CaO、SiO2、Fe2O3 while the main components of Aluminum Hydroxide are Al2O3、H2O. CaO、SiO2、Fe2O3;
2)
High reaction activity. When HAC reacts with hydrochloric acid proportionally at normal temperature and pressure, aluminium polychlorid is produced as a result of the reaction. The heating process is quick and there is no need of external energy to react (one step to produce aluminium polychlorid). Aluminum hydroxide reacts with hydrochloric acid under the conditions of heating and pressurizing, and aluminium polychlorid is only produced after using alkali to adjust the basicity. External energy is needed in the reaction (two step to produce aluminium polychlorid) when using alumnmum hydroxide;

3)
Reaction conditions. The production of aluminium polychlorid from HAC can happen on the regular acid reaction pool by one step. There is no pressure requirement for the producing equipment and it is easy to operate. Comparatively, the production of aluminium polychlorid from aluminum hydroxide bases on the pressure-proof high temperature reactor and the reaction time is long.  Moreover, alkali is needed to adjust the basicity. The production is comparatively complicated.

Raw Material and Suppliers

HAC powder is the core ingredient of water purifying agent. In Shanxi and Guizhou provinces, there are abundant bauxite resources. In 2010, we acquired 100% of all the equity interest of Guizhou Yufeng and Shanxi Wealth. Guizhou Yufeng and Shanxi Wealth each own one bauxite mine and one limestone mine.

●
Guizhou Yufeng is located in Xinghong Village, Zhazuo Town, Xiuwen County, Guizhou Province. As a PRC limited liability company, it has satisfied each of the enterprise annual inspections during the years from 2005 to 2012. The local business department granted Guizhou Yufeng operation rights from March 2005 to April 2018.

●
Shanxi Wealth is located in Dong Jia Bi Village, Sanquan Town Industrial Zone, Fenyang City of Shanxi Province. As a PRC limited liability company, it has satisfied each of the enterprise annual inspections during the years from the years of 2004 to 2012. The local business department granted Shanxi Wealth operation rights from April 2004 to January 2016.

Development of New Technologies

We are developing new technologies to enhance the quality of our current products and to introduce new products based upon our anticipation of the future market needs. We intend to introduce the following products and technologies to the market in the future:

Flocculent for Enhanced Coagulation for Drinking Water

In 2010 the Chinese government raised the standard for drinking water regarding turbidity, organic matter and a number of other indicators. Anticipating the future implementation of the stricter new drinking water standards, most Chinese water companies contemplate upgrading their technologies to meet the government’s requirements. Flocculent for enhanced coagulation is widely accepted in the industry as the response to the stricter requirements and solution to the upgrading. We were working with Chongqing University to develop flocculent for enhanced coagulation for drinking water. We have not entered into any agreement in connection with the cooperation with Chongqing University. We started our cooperation with Chongqing University in 2005 and have not paid considerations to Chongqing University in connection with such cooperation. We initially expected to put this new product on the market in mid-2011.   However since the developed product did not have an outcome as expected.  We did not officially launch this product.

HAC Powder with High Purity

With our current HAC powder technology, we can develop HAC powder with higher purity without compromising cost-efficiency. The purpose is to replace high-cost aluminum hydroxide currently used by European and American producers. Currently we have completed an initial testing of this technology and are in the process of second round testing. We expect to apply this technology to our production in the near future. However, since the developed product did not have an outcome as expected, we did not officially launch this product.

Sewage-source Heat Pump High-speed Water-purifying Technology

The development of renewable energy is among those on the top of the agenda for China’s mid-term and long-term science and technology planning programs. Currently a number of cities in China have used sewage water as conduit for cooling and heating. To meet this market demand, we are performing research on using flocculent and sewage-source heat pump in treating sewage and generating renewable energy. Currently we have completed the initial testing of this technology and are in the process of a second round testing. We expect to apply this technology to our production on a small scale in the near future. However, since the developed product did not have an outcome as expected,  we did not officially launch this product.

High-concentration Organic Wastewater Treatment

Backed by the joint efforts of our research and development team and Tongji University in Shanghai, PRC, we are able to use the hydrothermal technology to transform organic matter in the wastewater into useful industrial materials such as H2, DME, and C2H5OH. H2 is the chemical formula of hydrogen which is the basic component of many chemicals and is used for combinations of carbinol, artificial petroleum, plastic resin etc. DME is short for DiMethyl Ether, which is a basic chemical raw material and, due to its specialties in compression, condensation and evaporation, it serves a unique role in production of medicine, fuel, pesticides and etc. C2H5OH is the chemical formula of ethanol which is mainly used to produce acetaldehyde, diethyl ether, ethyl acetate, ethylamine and to produce dyes, painting and detergent and etc. As of the date hereof, we have completed the initial testing of this technology and are in the process of second round testing. We expect to apply this technology to our production later in 2013.

Microbial Flocculent

Microbial flocculent is a highly efficient, non-toxic, pollution-free, self-degradable, and broadly applicable new generation of flocculent. It incarnates the latest development in modern biology and water treatment technology, and represents the trend of flocculent development. Our research and development on this subject focuses on wastewater discoloration and industrial water reuse for the food industry. Traditional flocculents have the issue of secondary pollution when used in water treatment process. Therefore, it is meaningful for people’s health and environmental protection to develop a new micro-organic flocculent that is non-toxic, highly active and without secondary pollution. However, this technology is in an initial testing phase and may have issues of instability and high cost. We expect to market this technology on a small scale in 2014.

Research & Development Activities

We incurred $622,684 and $604,549 of research and development cost during the years ended December 31, 2012 and 2011, respectively.

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

In addition to our independent research, we also collaborate with renowned research institutes in developing water purifying agents and other environment protection products. For example, we work with the College of Environmental Science and Engineering of Tongji University in setting up a post-doctoral research center focused on developing pollution prevention technology; and we work with Chongqing University on several environment-related research projects. Through collaboration with these institutions, we have further bolstered the research ability of our research and development team, expanded our experimental experience, and we expect to maintain our position in the water purifying industry in China. We have no expenses on research and development activities during each of the last two fiscal years.

Customer Concentration

Our customers place orders on an annual basis. It is our business practice to ascertain demand from our customers at the beginning of each year, pursuant to the annual needs placed in purchase agreements. Actual sales revenues generated from each customer may vary from the annual need thereto provided in such purchase agreements.  No single customers accounted for more than 10% of our net revenues for the fiscal year of 2012. The following summarizes the net revenue of our largest ten customers for each of our two products, Water Purifying Agent, and HAC Powder for the year of 2012.

 Water Purifying Agent

The following table sets forth the largest ten customers of our water purifying agent based upon the percentage of our water purifying agent net revenue for the year of 2012:

Rank	Amount (US Dollar)	% of Revenue
Customer 1	$4,201,735.51	9.51%
Customer 2	3,160,499.67	7.15%
Customer 3	3,084,465.77	6.98%
Customer 4	3,006,854.42	6.80%
Customer 5	2,636,115.61	5.97%
Customer 6	2,142,840.28	4.85%
Customer 7	2,029,665.26	4.59%
Customer 8	2,001,917.26	4.53%
Customer 9	1,895,975.60	4.29%
Customer 10	1,788,109.87	4.05%
Total	$25,948,179.25	58.72%

HAC Powder

The following table sets forth customer concentration of HAC Powder based upon the percentage of our HAC Powder net revenue for the year of 2012:

Rank	Amount (US Dollar)	% of Revenue
Customer 1 *	$4,945,563.08	10.14%
Customer 2	2,330,538.69	4.77%
Customer 3	2,207,173.13	4.52%
Customer 4	2,147,096.30	4.41%
Customer 5	1,921,314.53	3.94%
Customer 6	1,884,712.50	3.87%
Customer 7	1,758,685.90	3.61%
Customer 8	1,481,471.45	3.04%
Customer 9	1,435,632.04	2.95%
Customer 10	1,246,104.84	2.56%
Total	$21,358,292.46	43.81%

* This is Jiangmen Wealth Water, one of our operating subsidiaries in PRC,  purchasing HAC powder from another subsidiaries of ours, Guizhou Yufeng,.

Sales Network and Sales Model

Water Purifying Agent

Our current sales network of water purifying agent covers four geographic areas of China, including the Southwest, South, Central, and East of China. These geographic regions include some of the most developed economic areas in China and, accordingly, the local governments pay great attention to environmental issues, such as purifying waste water. We adopt a “regional production and sales” model with each of our self-owned production facilities in Jiangmen City, Guangdong Province, and the four Entrusted Production Lines responsible for meeting the market demand within its covered selling areas in order to minimize transportation costs.

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

Market

Market Opportunity

Currently, China is in the process of rapid economic growth and market reform led by nation-wide industrial development. Unfortunately, following in the footsteps of many mature economies, China’s rapid industrial expansion has brought with it an almost inevitable by-product: industrially generated pollution of water, air and the environment as a whole. It is estimated that approximately 80% of China’s environmental pollution results from industry-produced solid waste, waste water and waste gas emissions. During the 1990’s the degree of and the dangers posed by China’s increasing levels of environmental pollution became widely perceived both inside and outside China, and drew concerns from the Central Chinese Government. A nation-wide awakening to the environmental crisis has pushed the reduction and elimination of waste water and airborne pollutants to matters of priority importance in China’s next five-year economic plan. (For more information, please see http://zfs.mep.gov.cn/fg/gwyw/201202/t20120216_223549.htm)

With only approximately 2,200 cubic meters per person, or one-fourth the world average, China is a country with limited water resources. Conservation through the improvement of usage efficiency has been the fundamental way to resolve the tension between water supply and demand. China’s very high rate of industrial water consumption (as compared to that of developed countries) demands water conservation and water re-use programs. For example, the industries involved in the discharge of industrial waste water, our principal target market, consume large quantities of water and thereby call for new technology and products to increase efficiency in water usage, reduce water consumption, decrease environmental cleaning costs and thereby avoid possible governmental penalties that arise when they fail to meet one or more standards.

Marketing Plan for the Next Three Years

●	Expand the distribution coverage of our products;

●	Establish contract with clients in operating their wastewater treatment systems, and develop long term business relationship by sharing with them our pollution treatment experiences;

●
Take priority in addressing the market in the severely polluted, economically developed coastal areas, set up local factories for the largest purchasers, and cover the clients in the surrounding area; and

●
Establish and develop our presence in the oversea markets. As mentioned above, with access to lower-cost raw materials, we are positioned to compete with European and American companies in the same industry. We may consider acquiring foreign companies in the following years for the purpose of producing and distributing high calcium aluminate powder and water purifying agents locally to achieve cost-efficiency.

Competition

In China, there are various companies producing water purifying agents, which are mainly located in Guangdong, Jiangsu, Shandong, Henan, Shanghai, Beijing, Tianjin and Hebei. Generally speaking, these areas are more economically developed than the rest of the country. Most companies currently in the industry are generally small in scale. Since there has not been any official statistic report issued relating to the water purifying agent industry in China, no quantified description of the competitive conditions in the industry is currently available. Compared to other companies in the industry, our company has a complete production chain from raw material procurement to production and to sales and distribution, strong management team and specialized research and development team. Our management believes that we are in the leading position with respect to both of our products in domestic market of China. Our principle methods of competition are cost saving, scale effect and technology advancement, which methods enable us to gain competitive advantages set forth below.

Competitive Advantages

●
Cost advantages: In China, we are a high-tech enterprise possessing a complete industrial chain for the production of water purifying agent, with two subsidiaries, one in Guizhou province and the other in Shanxi province supplying aluminum and calcium carbonate. At the same time, we have unique technology for high aluminate calcium powder production to decease the cost by approximately 8% compared with other competitors in the same industry.

●
Scale advantages: We are a leading producer of water purifying agents and HAC powder in China, with an annual production and distribution of approximately 322,000 and 290,000 tons of water purifying agent and approximately 288,000 and 277,000 tons of HAC powder for the years ended December 31, 2012 and 2011, respectively. Our operating scale has given us considerable competitive advantages by reducing costs and developing new products to accommodate the ever-evolving demands of the market.

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

●
Customized products: We have developed a series of industry-specific purifying agent to implement targeted treatment for different type of water qualities, which produce a better effect than universal products and can reduce water treatment cost by 20 percent or more per ton.

Employees

As of December 31, 2012, we have 429 employees and all of the 429 employees are full-time employees, among whom 396 employees hold a Bachelor’s Degree or lower degrees, 27 employees have a Master’s Degree, 5 employees have a Ph.D degree and 1 employee holds a Post-doctoral degree. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

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

Quality Control

All of our factories have set up internal quality control systems to make sure our products meet IS09000 standards. ISO9000 is an international quality management standard made by Technical Committee of Quality Management and Insurance of International Standardization Organization, which is used to approve that an organization has the capability to provide products that can meet the customers’ requirements and applicable legal regulations.

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

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Exploitation of mineral resources is subject to supervision by the PRC Ministry of Land and Resources and the relevant local mineral resource bureaus.  Annual reports are required to be filed by the holders of mining license with the relevant administrative authorities that issue the permits.

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

The Regulations on the Administration of Construction Projects Environmental Protection (“RACPEP”), as adopted by the State Council on November 18, 1998 and effective on November 29, 1998, governs construction projects and the impact such projects will have on the environment. Pursuant to the RACPEP, the governing body is responsible for supervising the implementation of a three tiered system that includes (i) reviewing and approving a construction project, (ii) overseeing the construction project, and (iii) to inspect the finished construction project and ensure that all harmful pollutants are disposed of correctly. Manufacturing companies are required to apply for inspection with environmental protection authorities upon completion of a construction project.

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

KEY EMPLOYEES ARE ESSENTIAL TO GROWING OUR BUSINESS. IN ADDITION WE NEED ADDITIONAL SKILLED MANAGEMENT AND TECHNICAL PERSONNEL AND OTHER EMPLOYEES.

Key employees, especially Mr. Mingzhuo Tan, our Chief Executive Officer, are essential to our ability to continue to grow our business. They have established relationships within the industries in which we operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

OUR MANUFACTURING TECHNOLOGIES AND MANUFACTURING DESIGN ARE NOT PROTECTED BY PATENT OR TRADEMARK. ANY UNAUTHORIZED USE COULD CAUSE MATERIAL DAMAGE TO OUR BUSINESS AND LEAVE US VERY LIMITED REMEDIES.

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

OUR MANAGEMENT INTENDS TO EXPAND OUR PRODUCTION IN NEAR FUTURE AND IF WE TAKE STEPS TO IMPLEMENT EXPANSION, WE WILL REQUIRE CAPITAL EXPENDITURES.

If we take actions to expand our production in near future, we will require capital expenditures.  We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties, and failure to obtain sufficient external funds when we take actions to expand our production could have adverse effect on the development of business.

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

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our Ordinary Shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding, we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the P.R.C.).  However, market fluctuations, which may affect our stock price, could limit our ability to obtain equity financing.

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

OUR LACK OF ACCOUNTING PERSONNEL WITH EDUCATION AND EXPERIENCE IN US GAAP CREATES A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND COULD CAUSE AN OVERLOOK OR DELAY IN DETECTING A MATERIAL MISSTATEMENT OF THE COMPANY’S ANNUAL OR INTERIM FINANCIAL STATEMENTS.

Our books and records are maintained in accordance with Chinese GAAP and later converted into financial statements in accordance with the U.S. GAAP. Our Chief Financial Officer, Mr. Lui, and the accountants under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with the U.S. GAAP.  Mr. Lui and other accountants have limited knowledge and experience in preparing financial statements in accordance with U.S. GAAP and preparing financial reporting pursuant to the SEC rules and regulations. In this regard, Mr. Lui and the other accountants are not a certified public accountants or certified management accountants in the U.S., and have not attended U.S. academic institutions or extended educational programs that would provide a sufficiently relevant education in U.S. GAAP. Our management concluded this deficiency or deficiencies creates a material weakness in internal control over financial reporting as of December 31, 2012 and 2011, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

GOVERNMENTAL REGULATIONS REGARDING THE IMPORT OR EXPORT OF PRODUCTS COULD NEGATIVELY IMPACT OUR REVENUES.

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

Risks Relating to the People’s Republic of China

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY EFFECT OUR COMPANY.

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

CURRENCY CONVERSION COULD ADVERSELY EFFECT OUR FINANCIAL CONDITION.

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

EXCHANGE RATE VOLATILITY COULD ADVERSELY EFFECT OUR FINANCIAL CONDITION.

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

INFLATION IN THE PRC COULD NEGATIVELY EFFECT OUR PROFITABILITY AND GROWTH.

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

THE SLOWDOWN OF CHINA’S ECONOMY CAUSED IN PART BY THE RECENT CHALLENGING GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY EFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

China’s economy has experienced a slowdown in recent years.   A number of factors have contributed to this slowdown, including appreciation of the Renminbi, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation.  The booming real estate market helped the explosive growth of China’s economy in the past decade.  The recent government control policy significantly cools down the overheated real estate market.  The slowdown has been further exacerbated by the challenging global economic conditions in the financial services and credit markets, which in recent months has resulted in extreme volatility and dislocation of the global capital and credit markets.

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

Prior to 2010, neither Jiangmen Wealth, Shanxi Wealth, nor Guizhou Yufeng, our operating subsidiaries under the PRC laws, have not paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. We estimated our exposure related to unpaid social insurance premiums and housing provident funds and believe the cumulated amount, including potential penalties, be approximately $300,000 for underpayments from inception of  their operations through December 31, 2009.  Beginning 2010, we accrued and remitted full amounts of social insurance premiums and housing provident funds for employees of our PRC Subsidiaries pursuant to the applicable PRC laws.  The underpayment amount of $300,000 was included in accrued expenses in our financial statements as of December 31, 2012 and 2011.

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

IF OUR LAND USE RIGHTS ARE REVOKED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES.

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land user forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth relies on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

Risks Associated with Our Securities

RESTRICTED SECURITIES; NO ACTIVE TRADING MARKET.

Our Ordinary Shares have not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, our Ordinary Shares are not registered under any state securities laws that would permit their transfer.  There is no active public trading market for our Ordinary Shares. Our Ordinary Shares is quoted on the OTC Bulletin Board. There can be no assurance that a regular trading market will develop or that if developed, will be sustained. The development of an active trading market will depend on the existence of willing buyers and sellers, the presence of which is not within our control, or the control of any market maker or specialist. The number of active buyers and sellers of our Ordinary Shares at any particular time may be limited. Under such circumstances, our shareholders could have difficulty selling our shares on short notice, and, therefore, our stock should not be viewed as a short-term or liquid investment. In the absence of a trading market, a shareholder will be unable to liquidate his investment except by private sale.

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

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE OUR ORDINARY SHARES MORE DIFFICULT TO SELL.

If we are not able to obtain a listing of our Ordinary Shares on a national securities exchange, we may be subject in the future to the SEC’s “penny stock” rules if our Ordinary Shares sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

OUR ORDINARY SHARES ARE QUOTED FOR TRADING ON THE OTC BULLETIN BOARD, HAVE NOT BEEN LISTED ON ANY STOCK EXCHANGE AND THERE CAN BE NO ASSURANCE THAT A LIQUID TRADING MARKET WILL BE DEVELOPED FOR OUR ORDINARY SHARES IN THE FUTURE.

Our ordinary shares are being quoted and traded on OTC Bulletin Board under the symbol of “HXWWF”. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the New York Stock Exchange or NASDAQ Stock Market. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade our shares, and could depress the trading price of our ordinary shares and have a long-term adverse impact on our ability to raise capital in the future.

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

Jiangmen Huiyuan and Jiangmen Wealth Water

The principal executive offices of Jiangmen Huiyuan and Jiangmen Wealth Water are located at, No, 99 Third Jian She Road, Peng Jiang District, Jiangmen City, Guangdong Province, China. The property at this location is leased by Jiangmen Wealth Water from Mr. Mingzhuo Tan, our Chairman and Chief Executive Officer, at monthly rental expenses of RMB80,000, approximately $12,696, and for a term of 5 years ending December 31, 2015.

In additional we leased additional office space for our administrative team at a monthly rent of RMB14,178, approximately $2,250 from an unrelated party for the term from August 16, 2012 through November 15, 2013 .

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

Mines

We acquire the rights to exploit the mines through mining rights transfer agreements in connection with a limestone mine and a bauxite mine located in Guizhou Province which was entered into by and between the transferee Guizhou Yufeng and the transferor Xiuwen Rongxiang Building Materials Co,. Ltd. in July 2005 and mining rights transfer agreements in connection with a limestone mine and a bauxite mine located in Shanxi Province which was entered into by and between the transferee Shanxi Wealth and each of the transferors Shanxi Fenyang Hongsen Construction Stone Co., Ltd. and Shanxi Liulin Changsheng Aluminumore Co., Ltd. in November 2005. The transfer prices of the limestone mine and the bauxite mine located in Guizhou Province were RMB 3 million, approximately USD $0.5 million, and RMB 18 million, approximately USD$2.7 million, all of which had been duly settled.  The transfer prices of the limestone mine and the bauxite mine located in Shanxi Province were RMB 8 million, approximately USD$ 1.2 million, and RMB 28 million, approximately USD$ 4.3 million, all of which had been duly settled.

Set forth below are detailed description of our mining properties held by Guizhou Yufeng and Shanxi Wealth:

Guizhou Bauxite Mine

Guizhou Yufeng holds a mining license for bauxite mine (No.5200000238714) (“Guizhou Bauxite Mine”), issued by the Guizhou Provincial Department of Land and Resource on September 6, 2005, with a term from October, 2005 to October, 2020. Guizhou Bauxite Mine license has passed the annual governmental examinations from 2005 to 2011.   Guizhou Bauxite Mine is located at Gaocang Village, Zhazuo Town, Xiuwen County, Guizhou Province, covering an area of 0.3879 square kilometers. Effective February 6, 2013, Guizhou Yufeng transferred the mining license of Guizhou Baxite Mine to Longchang Mineral pursuant to a transfer agreement, in exchange for the mining right of another aluminum bauxite mine.

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

Aluminum Ore Actual Production (Ton)
2010	2011	2012
65,214	79,792	89,227

Current Costs & Future Investment

The mine was purchased Guizhou Yufeng from the former right holder after the expropriation, design, civil engineering, mine construction and installation were completed. The total amount of investment is calculated as RMB 18 million, approximately USD $2.7 million, according to the current purchase rate. When the mine was purchased in 2005, the exactable non- reserve storation is 1.6 million tons after evaluation. The average investment is RMB11.5 per ton. Right now, there is no plan for future investment.

Source of Power & Water

There are several sources of water. However, we seldom use water during the mining process. The mine has sufficient electricity supplied by the national electricity network.

Guizhou Limestone Mine

Guizhou Yufeng holds a mining license for limestone mine (for construction usage) (No.5201023052207) (“Guizhou Limestone Mine”), which was issued by Xiuwen Land and Resource Bureau on September 8, 2005, with a term from September 2005 to September 2023.  Our Guizhou Limestone Mine license has passed the annual governmental examinations from 2005 to 2012.  Guizhou Limestone Mine is located at Dashan Village, Zhazuo Town, Xiuwen County, Guizhou Province, covering an area of 0.0194 square kilometers.

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

Limestone Quarries Actual Production (Ton)
2010	2011	2012
27,324	33,727	37,011

Current Costs & Future Investment

The mine was obtained from the former right holder after the prophase investment and construction were completed. The amount of investment is RMB 3 million, approximately USD $0.5 million, the contract value of the purchase.

Extractable non-reserve deposit was estimated to be 3 million tons and the average investment was RMB 1 per ton when the mine was purchased in 2005. There is no such plan for as future investment.

Shanxi Bauxite Mine

Shanxi Wealth holds a mining license for bauxite mine (No.1400000512847) (“Shanxi Bauxite Mine”), issued by the Shanxi Provincial Department of Land and Resource on January 10, 2006 with a term from January, 2006 to January 2020. Shanxi Bauxite Mine license has passed the annual examinations from 2006 and 2012.  Shanxi Bauxite Mine is located at Luo Tuo Ju Village, Wang Jia Gou Township, Liu Lin County, Lvliang City, covering an area of 0.5180 square kilometers.

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

Aluminum Ore Actual Production (Ton)
2010	2011	2012
139,379	167,021	169,440

Current Costs & Future Investment

The total amount of investment is calculated as RMB 28 million, approximately USD $4.3 million, according to the buying rate. There is no such plan for as future investment.

Shanxi Limestone Mine

Shanxi Wealth holds a mining license for limestone for construction usage (No. 1400000631218) (“Shanxi Limestone Mine”), issued by Fenyang Land and Resource Bureau on January 10, 2006,  with a term from January, 2006 to January 2025.  Shanxi Limestone Mine license has passed the annual examinations from 2006 to 2012.  Shanxi Limestone Mine is located at Sang Zao Po Village, Li Jia Zhuang Township, Fenyang City, covering an area of 0.0214 square kilometers.

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

Limestone Quarries Actual Production (Ton)
2010	2011	2012
58,810	69,054	60,284

Current Costs & Future Investment

The total amount of investment is calculated as RMB 8 million, approximately USD $1.2 million, according to the current purchase rate. Right now there is no plan for future investment.

Source of Power & Water

Fenyang Lijiazhuang 35KV Transformer Station provides stable and sufficient electricity for the mine. There is no water needed during the mine’s production process. Water for daily life purposes is supplied by Sangzaopo Water Reservoir.

Equipment, Infrastructure and other Facilities

For each of the four mines we own, we entrust independent extraction contractors to conduct the extraction. The independent contractors use their own equipment for the extraction, primarily including electricity generation system, transportation vehicles, air ventilation system, air compressors and drilling machines. We own the facilities and infrastructure at each mine, primarily including outdoor bauxite reserve facilities, executive buildings, and dormitory buildings. Copies of form limestone entrusting extraction contract and form bauxite entrusting extraction contract are included as Exhibit 10.31 in our Amendment to Form 8-K filed on April 18, 2011 and Exhibit 10.32 in our Amendment to Form 8-K filed on June 6, 2011, respectively.

Mining Rights and Licenses

Guizhou Yufeng obtained the respective mining licenses in relation to the limestone mine (license No.5201023052207) in September 2005 and to the bauxite mine (license No.5200000238714) in October 2005 and registered as the concessionaire thereof.  Shanxi Wealth obtained the respective mining licenses regarding the bauxite mine (license No.140000512847) and limestone mine (license No.140000631218) in January 2006, and accordingly, has become the registered concessionaire of the two said mines since then.  In addition, as specified on the respective mining licenses, the duration for the mining rights regarding the limestone mine and bauxite mine to which Guizhou Yufeng is entitled are from September 2005 until September 2023 and from October 2005 until October 2020 respectively.  As far as Shanxi Wealth is concerned, Shanxi Wealth, based on its mining licenses, is entitled to enjoy the mining rights regarding the bauxite mine from January 2006 until January 2020 and the limestone mine from January 2006 until January 2025, respectively.  In accordance with the Measures for Registration Administration of Mineral Resources Exploitation, if there is a need to continue mining minerals on the expiration of the period of validity of the mining license, the mining concessionaire shall complete the procedures for extension of registration with the registration authority 30 days prior to the expiration of the period of validity of the mining license.

On February 6, 2013, Guizhou Yufeng received a mining right to an aluminum bauxite mine (license No. [C5200002010103120077204]) located at Xiuwen County Longchang Town Ganba 25th Group (the “Ganba Mine”), pursuant to a transfer agreement. On August 28, 2012, Guizhou Yufeng entered into a transfer, pursuant to which, Longchang Mineral transfers its mining right to Ganba Mine to Guizhou Yufeng for consideration of RMB520 million (approximately $83 million) and Guizhou Yufeng transfers its mining right to a Guizhou Yufeng aluminum bauxite mine, also known as Xiuwen Zhongxue Mine (the “Xiuwen Zhongxue Mine”) to Longchang Mineral for consideration of RMB 18 million (approximately $2.87 million) (the “Transfer Agreement”). Upon receipt of the permit, on February 7, 2013, both parties entered into a supplement agreement to confirm the terms in the Transfer Agreement (the “Supplement Agreement”). According to the terms of the Transfer Agreement and the Supplement Agreement, the payment of RMB 18 million of the mining right to Xiuwen Zhongxue Mine will be credited to the payment of RMB 520 million for the mining right to Ganba Mine, proportionally based on the installment schedule of the payment;  and all payments prior to the approval of Guizhou National Land and Resource are considered as security deposit with applicable interest should the transaction be rejected by the Ministry of Land and Resources of the PRC. Both parties shall make preparation for the deliveries of Ganba mine and Wiuwen Zhongxue Mine and once Guizhou Yufeng receives the mining right license, both parties shall start the procedures of the deliveries of Ganba mine and Xiuwen Zhongxue Mine formally and transfer all the technical documents and licenses of their mines to each other within 3 days. As the date of this filing, Guizhou Yufeng has paid the full consideration for the transfer of the mining rights to Ganba mine to Longchang Mineral. The Ganba Mine has an available reserve of 4,936,200 tons of aluminum bauxite, from which the aluminum for production of our products is derived. Management believes obtaining mining rights to Ganba Mine allows the Company to expand its mineral reserves for High-performance Aluminate Calcium (HAC) powder, the core component of water purifying agent and possible profitable sales of aluminum products in the future.

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

We have full mining rights over the bauxite mines and limestone mines concerned.  As a concessionaire under the mining licenses, we are required to pay certain taxes and fees to the PRC government as royalties for our mining activities and sale of mineral products, such as the resource tax of bauxite at the rate of RMB20 or approximately $3.17, per ton in Guizhou and Shanxi, and the resource tax of limestone at the rate of RMB2 or approximately $0.32, per ton in Guizhou and Shanxi; the mineral compensation fees, which is computed and collected at a certain ratio of the sales income of mineral products; the mining fees, which shall be paid year by year according to the acreage of the scope of the mining zone at a rate of RMB1,000 per square kilometer per year; and the price for the mining.  As Guizhou Yufeng and Shanxi Wealth acquired the mining rights through the means of transfer, the transfer price has included the mining fees, and Guizhou Yufeng and Shanxi Wealth have paid off the mineral compensation fees. As of December, 2012 and 2011, Guizhou Yufeng and Shanxi Wealth have paid all the requisite fees as required.

In order to retain the mining rights, the mining concessionaire shall conduct mine construction or mining within the term and area approved, conduct efficient protection, rational mining and comprehensive utilization of the mineral resources, accept supervision and inspection from both the competent departments in charge of geology and mineral resources, submit annual reports including the mineral resource forms and mineral resources development and utilization statistics reports, pay the fees as required by relevant laws and regulations, such as  Measures for Registration Administration of Mineral Resources Exploitation (effective on February 12, 1998),  and Provisions on Administration of Collection of Mineral Resources Compensation Fees (effective on February 27, 1994), and complete the registration procedures for the modification (if applicable). As of December 2012 and 2011, each of Guizhou Yufeng and Shanxi Wealth holds their respective mining rights in good standing.

Reconciliation between limestone and bauxite production tonnage and HAC Powder production tonnage

Production & Raw material use quantity
		2010 (Unit: Ton)			2011 (Unit: Ton)			2012 (Unit: Ton)
Company	Raw Material	Raw Material Received	Used quantity	Finished Goods Quantity	Current incoming	Used quantity	Finished Goods Quantity	Current incoming	Used quantity	Finished Goods Quantity
Guizhou Yufeng Melt Co., Ltd	Aluminium Ore	65,214	64,759	72,581	79,792	80,003	89,734	89,807	89,227	99,947
	Limestone Quarries	27,324	26,862		33,727	33,185		37,499	37,011	187,384
Shanxi Wealth Aluminate Material Co., Ltd	Aluminium Ore	139,379	138,892	155,563	167,021	167,005	187,357	176,562	169,440
	Limestone Quarries	58,810	57,612		69,054	69,273		70,932	70,283
Total		290,727	288,125	228,125	349,594	349,466	277,091	374800	365,961	287,331

Raw Materials through Finished Goods Manufacturing Process

Average Production Cost and Average Sales Price

For the year ended December 31, 2012, our average production cost and average sales price per ton for water purifying agent are respectively approximately $83.46 (RMB525.80) and approximately $137.45 (RMB865.96).

For the year ended December 31, 2011, our average production cost and average sales price per ton for water purifying agent are respectively approximately $60.67 (RMB470.57) and approximately $129.35 (RMB834.86).

For the year ended December 31, 2012, our average production cost and average sales price per ton for HAC powder are respectively approximately $88.37 (RMB556.72) and approximately $198.42 (RMB1,250).

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

We rely primarily on a combination of patent, trademark trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property. As of December 31, 2012, the Company has three patents officially granted by State Intellectual Property Office of PRC, and there are 15 patents pending. For details, please see http://www.sipo.gov.cn/zljs/  and   http://search.cnipr.com/index.jsp

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

The Company is not required to provide the information required by this item.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITYSECURITIES.

Market information

Our ordinary shares are being quoted and traded on OTC Bulletin Board under the symbol of “HXWWF”. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the New York Stock Exchange or NASDAQ Stock Market. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade our shares, and could depress the trading price of our ordinary shares and have a long-term adverse impact on our ability to raise capital in the future.

Holders

As of March 29, 2013, there are 21,126,695 ordinary shares issued and outstanding.  There are approximately 473 shareholders of our ordinary shares and 17 shareholders of our preference shares.

Transfer Agent and Registrant

Our independent stock transfer agent is Corporate Stock Transfer, located in 3200 Cherry Creek Dr. South, Suite 430, Denver, Co 80209. Their phone number is (303) 282-4800.

Dividends

During the year ended December 31, 2011, we declared and paid dividends to Mr. Tan in the amount of $294,373 as consideration to acquire his remaining 38% equity interest in Shanxi Wealth.

On October 30, 2012, Access America Fund, LP (holder of 52.46% of our Preference Shares, “AAF”) and Taylor International Fund, Ltd (14.99% of our Preference Shares, “Taylor Fund”) collectively as holders of greater than two-thirds of all of the Company’s issued Preference Shares adopted a written resolution to modify and amend Section 3.2 of the Rights, Privileges and Restrictions of the Preference Shares (the “Amendment”). Pursuant to the Amendment, dividends of the Preference Shares shall be paid in kind instead of in cash, effective as of the date of the Amendment. From October 2012 to December 2012, three shareholders of our Preference Shares (AAF, Taylor Fund, and Precise Skill Holding) agreed to accept dividend in kind accrued from December 25, 2010, and received a total number of 37,188 Preference Shares as payment of dividend in kind.

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

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require PRC resident individuals to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, known as “SPC”, for the purpose of engaging in an equity financing outside of PRC on the strength of domestic PRC assets originally held by those resident individuals. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. This could have a material adverse effect on us given that we are a publicly traded company in the U.S.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended December 31, 2012, we do not have any compensation plan under which equity securities of the Company are authorized for issuance. In future, we may establish and adopt equity-based compensation plan(s) if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.	SELECTED FINANCIALDATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATION.

Company Overview

We are a leading manufacturer of water purifying agents in the PRC, specializing in manufacturing and distributing water purifying agents, dehydrating agents, papermaking auxiliary agents, printing and dyeing auxiliary agents, fine chemical materials, textile materials, steel, stainless steel, construction materials, aluminum alloy materials, electrical appliances and fittings, hardware for AC power, air-conditioning equipment, and plastic products. Our products are distributed in the southern, south-western, mid-eastern, and eastern part of China.

The annual amount of wastewater discharge in mainland China has been on the rise from the years of 2006 to 2012 with a 2.9%-5.6% growth rate per year. (http://jcs.mep.gov.cn/hjzl/zkgb/2011zkgb/201206/t20120606_231040.htm) Due to water deterioration in both quantity and quality, its protection becomes a concern on the top of the agenda for the Chinese government and the Chinese public. The Chinese government has adopted regulations and policies listing waste water disposal and drinking water safety as two issues of priority importance for Chinese mid-term and long-term national development plans. The Chinese government is making every effort to increase the wastewater disposal rate and wholesome water coverage rate, and at the same time raising the discharge standard for organic substances, nitrogen and phosphorus nutrient content, together with the standard for drinking water.  Given the above-mentioned governmental endeavors, the demand for water purifying products has increased over the years and is expected to continue to increase in the future, considering Chinese large population and the severity of China’s current environmental challenges. As a result, we believe that there will be continuing there has been increasing market demand for our water purifying products.

Production Capacity

As of December 31, 2012, our PRC Operating Companies, Guizhou Yufeng and Shanxi Wealth, respectively reached production capability of 100,000 tons and 200,000 tons. As of December 31, 2012, our water purifying agent producing company, Jiangment Wealth Water, maintains a production capacity between 350,000 and 400,000 tons.

Our management will continue to maintain its current production capacity, and is considering the prospect of expanding the production capacity of HAC powder at Guizhou Yufeng and Shanxi Wealth in the near future. However, we presently do not have a concrete plan with respect to expansion, and therefore we are not able to estimate capital expenditures associated with such expansion with reasonable certainty.

Current Products and Manufacturing Facilities

Our major products include water purifying agents and high calcium aluminate powder.  As a leading producer of water purifying agents and high calcium aluminate powder in China, we reached an annual production and distribution of approximately 322,000 tons and 290,000 tons of water purifying agent, for the years ended December 31, 2012 and 2011, respectively, and approximately 288,000 tons and 277,000 tons of HAC powder for years ended December 31, 2012 and 2011, respectively. Our operating scale has given us considerable competitive advantage in the aspects of reducing costs and developing new products to accommodate to the ever-evolving demands of the market.

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

Traditional water purifying agents are usually produced for general purposes without tailoring to the needs of particular industrial requirements. Our water purifying agents, on the other hand, are specially developed by our research and development team and the institutions which we work with aiming at satisfying particular industrial situations and requirements. As a result, our products usually have better water purifying effects than other more general products and require a lesser amount of post-sale services. The unique character and strength of our product have been widely acknowledged by our customers over our history of business.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU No. 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. The adoption of ASU No. 2011-04, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-08, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU No. 2011-12, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangible - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

RESULTS OF OPERATIONS

The following table shows key components of our results of operations during the fiscal years ended December 31, 2012 and 2011.

	Years ended December 31,
	2012	% of Revenue	2011	% of Revenue
Net revenue	$80,459,992	100.00%	$68,900,075	100.00%
Cost of revenue	44,411,319	55.20%	37,342,469	54.20%
Gross profit	36,048,673	44.80%	31,557,606	45.80%
Operating expenses:
Selling and marketing	2,953,258	3.67%	2,174,688	3.16%
General and administrative	6,300,847	7.83%	5,169,298	7.50%
Research and development	622,684	0.77%	604,549	0.88%
Total operating expenses	9,876,789	12.27%	7,948,535	11.54%
Income from operations	26,171,884	32.53%	23,609,071	34.26%

Other income (expenses):
Interest expense	(495,997)	(0.62)%	-	-%
Interest income	753,301	0.94%	553,107	0.80%
Miscellaneous	14,278	0.02%	(38)	-%
Total other income	271,582	0.34%	553,069	0.80%

Income before provision for income taxes	26,443,466	32.87%	24,162,140	35.06%
Provision for income taxes	6,739,279	8.38%	6,148,633	8.92%
Net income	$19,704,187	24.49%	$18,013,507	26.14%

Revenue:

Revenue increased by $11,559,917 or 17%, to $80,459,992 for the year ended December 31, 2012 from $68,900,075 for the year ended December 31, 2011.  The increase in revenue was primarily due to the increased sales contributed by sale unit price increase, sales generated from new customers and distributers, and overall increase in volume from our existing customers.

Our revenue from sales of water purifying agents for the year ended December 31, 2012 was $42,882,342 and for the year ended December 31, 2011 was $36,388,733, representing an increase of $6,493,609 or approximately 18%. The increase was due to continuous increase of the sales of our water purifying agents through expansion of our customer base and increased orders from our existing customers.

Our revenue from sales of HAC powder for the year ended December 31, 2012 was $37,577,650 and for the year ended December 31, 2011 was $32,511,342, representing an increase of $5,066,308 or approximately 16%.  This increase was primarily due to unit prices increased by 13% during the year ended December 31, 2012 compared to same period in 2011.

Cost of Revenue:

Cost of revenue increased by $7,068,850, or 19%, to $44,411,319 for the year ended December 31, 2012 from $37,342,469 for the year ended December 31, 2011.  The increase in the cost of revenue was mainly due to the increase in sales of our products and was in line with the increase of our revenue. However since the increases of raw materials and overhead cost have increased at a faster pace than the increases of our sales prices, the cost of revenue ratio to revenue increased in the current year as compared to the prior year.

Cost of revenue from sales of water purifying agents for the year ended December 31, 2012 was $17,438,109, an increase of $3,986,999 or 30%, from $13,451,110 for the year ended December 31, 2011.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 41% and 37% for the years ended December 31, 2012 and 2011, respectively.  The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents caused by both increases in sales prices and volume.

Cost of revenue from sales of HAC powder for the year ended December 31, 2012 was $26,973,210, an increase of $3,081,851 or 13%, from $23,891,359 for the year ended December 31, 2011.  As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 72% and 73% for the years ended December 31, 2012 and 2011, respectively. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder.

Gross profit:

Our gross profit increased by $4,491,067or 14% to $36,048,673 for the year ended December 31, 2012 from $31,557,606 for the year ended December 31, 2011.  Our gross profit margin (gross profit divided by net revenue) decreased to 44.80% for 2012 from 45.8% for 2011.  The decrease in gross profit margin was primarily due to the increases in the price of raw materials and overhead costs, which increased at a faster pace than our sales prices.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $778,570 or 36% to $2,953,258 for the year ended December 31, 2012 from $2,174,688 for the year ended December 31, 2011.  The increase in our selling and marketing expenses in 2012 was primarily attributable to increase in head counts in the sales and marketing department and increase of sales commission expenses, as a result of increase of sales, which was in line with the increase of our revenue.

General and Administrative Expenses:

Our general and administrative expenses increased by $1,131,549 or 22% to $6,300,847 for the year ended December 31, 2012 from $5,169,298 for the year ended December 31, 2011.  The increase in our general and administrative expenses was primarily attributable to the increase of professional expense resulting from being a public reporting company in United States, increase of payroll expenses due to increase of our head count and pay increase, increase of rent expenses and increase in sponsorship for Champion of the Earth Award we entered into with the United Nations Environment Program (“UNEP”) during the year of 2012.

Research and Development Cost:

Our research and development cost increased by $18,135 or 3% to $622,684 for the year ended December 31, 2012 from $604,549 for the year ended December 31, 2011 to develop new products in order to continue to launch new products in the future. We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Other income (expenses):

Interest expense:

Interest expense increased by $495,997, or 100% for the year ended December 31, 2012 from $0 for the year ended December 31, 2011. The increase was primarily due to interest expense of $495,997 for short-term loans obtained during the year 2012 for use in our business operations and mining right acquisition.

Interest income:

Interest income increased by $200,194, or 36% to $753,301 for the year ended December 31, 2012 from $553,107 for the year ended December 31, 2011. The increase was primarily due to the increase in cash balance in banks as a result of our continuous increase in profits and interest income from a secured short-term note receivable with a non-related party. The note receivable carries an annual interest rate of 9% which generated an interest income of approximately $540,000 for the year ended December 31, 2012.

Net Income:

Net income increased by $1,690,680 or 9% to $19,704,187 for the year ended December 31, 2012 from $18,013,507 for the year ended December 31, 2011. The increase of our net income was primarily due to price increase and  strong demand of our products as a result of our marketing efforts while we can continue keep our cost of revenue and other operating costs at a reasonable level.

LIQUIDITY AND CAPITAL RESOURCES

We had a restricted cash balance of approximately $0 as of December 31, 2012, as compared to $670,000 as of December 31, 2011.  Our restricted cash held by our Escrow Agent pursuant to Investor Relations Escrow Agreement entered in December 2010, amended in November 2012, was released in December 2012 according to the terms of the escrow agreement.  As of December 31, 2012, both the Holdback Escrow Agreement and Investor Relations Escrow Agreement had been expired and all funds were released.

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

We had working capital of approximately $12.1 million and $54.3 million as of December 31, 2012 and 2011, respectively. The decrease of working capital was largely caused by cash flows used in investing activities in mining right acquisition of approximately $63.5 million.

Our accounts receivable has been a small portion of our current assets, representing $2.7 million and $2.4 million, or 7.1% and 4.0% of current assets, as of December 31, 2012 and 2011, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during the year ended December 31, 2012 and December 31, 2011.  As of December 31, 2012, we believed it was appropriate not to record any allowance for doubtful accounts against our accounts receivable primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable.  Bad debt expense was $0 for the years ended December 31, 2012 and 2011.

As of December 31, 2012, inventories amounted to $1.45 million, compared to $1 million as of December 31, 2011. We have experienced steady growth of our sales.  Our supplies of raw material have been very stable since we own the mining rights of mines which supply the majority of our raw material.  Therefore we do not need to maintain large amounts of raw material.  We expect our inventories including raw material and finished goods will continue to increase in order to meet the market demands as our sales increase.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $652,767 and $384,882 for the years ended December 31, 2012, and 2011, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Jiangmen City must be at least 5% of each employee’s average monthly income in the previous year.  Prior to 2010, neither Jiangmen Wealth, Shanxi Wealth, nor Guizhou Yufeng, our operating subsidiaries under the PRC laws, have paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. We estimated our exposure related to unpaid social insurance premiums and housing provident funds and believe the cumulated amount, including potential penalties, be approximately $300,000 for underpayments from inception of its operations through December 31, 2009.  Beginning 2010, we accrued and remitted full amounts of social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws.  The underpayment amount of $300,000 was included in accrued expenses in our financial statements as of December 31, 2012 and 2011.

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

Cash Flow

	Year Ended December 31,
	2012	2011
Net cash provided by operating activities	$25,926,157	$15,193,667
Net cash used for investing activities	(38,362,053)	(25,008,333)
Net cash provided by financing activities	19,707,466	1,323,986
Effect of exchange rate changes on cash and cash equivalents	216,180	963,760
Cash and cash equivalents at the beginning of year	26,383,537	33,910,457
Cash and cash equivalents at the end of year	$33,871,287	$26,383,537

Net cash provided by operating activities was $25.9 million for the year ended December 31, 2012, compared to $15.2 million for the year ended December 31, 2011, an increase of $10.7 million.   The net cash provided by operating activities for 2012 was primarily attributable to net profits of $19.2 million, increased by non-cash item, depreciation and amortization of $1.4 million, and shares issued as in kind payment for preferred shares dividend of $0.56 million and advance payment to supplier of 3.9 million; partially offset by an increase of accounts receivable of $0.38 million.  The net cash provided by operating activities for 2011 was primarily attributable to net profits of $18 million, increased by non-cash items of $1.3 million, partially offset by an increase of accounts receivable of $1.67 million and advances from suppliers of $3.76 million.

Investing activity during the years ended December 31, 2012 and 2011 included the purchasing of equipment of $287,122 and $219,042, respectively. On August 28, 2012, we entered into a purchase agreement with a non-related party for an Aluminum Bauxite mining right located in Guizhou Province, PRC in the total amount of approximately $83 million (RMB520,000,000). In accordance with PRC regulations on natural resources, the transaction is subject to the Ministry of Land and Resources of the PRC for final approval. Pursuant to the purchase agreement, we paid $63,480,677 (RMB400,000,000) security deposit for the transaction as of December 31, 2012. The transaction has been completed and approved by the Ministry of Land and Resources of the PRC in January 2013. On August 29, 2011, we entered into a secured note receivable agreement with a non-related party in the amount of $14 million (RMB90,000,000) which was increased to approximately $25 million (RMB160,000,000) in December 2011. The note carries an annual interest rate of 9%. This note originally expired on November 28, 2011 but was extended to March 31, 2012, and is secured by the debtor’s land use right, certain tangible assets and all the business operation rights. As of March 28, 2012, the note receivable was fully repaid.

Net cash provided by financing activities amounted to $19.7 million for the year ended December 31, 2012, compared to $1.3 million for the year ended December 31, 2011, an increase of $18.4 million.  The net cash provided by financing activities was primarily from various short-term note agreements we entered into during the year of 2012. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China. All short-term note agreements are personally guaranteed by Mr. Tan and Ms. Du and contain no maintenance covenants. Through these financing arrangements, we are able to seek new opportunities for investments or acquisitions with lower in interest expense. Interest under the short term note is paid monthly at the ended of each month. During the year ended December 31, 2012, $670,000 of restricted cash was released by our investors group as we fulfilled certain conditions set forth in the Holdback Escrow Agreements and the expiration of Inventor Escrow Agreement.

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

	Year Ended December 31,
	2012	2011

Effect on beginning cash at period end exchange rate	$213,701	$1,119,733
Effect from operating activities during the year	9,319	250,715
Effect from investing activities during the year	(13,577)	(401,957)
Effect from financing activities during the year	6,737	(4,731)
Effect of exchange rate changes on cash	$216,180	$963,760

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

Except the changes in our independent auditors that were previously reported on the Annual Report on Form 10-K filed with the SEC on April 15, 2011, as amended, there is no change in and disagreements with accountants on accounting and financial occurred during the two most recent fiscal years or any subsequent interim period.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer  and  Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to a material weakness consisting of a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2012.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, our management determined that a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP constituted a material weakness.

We implemented or are in the process of implementing the following steps to remediate the material weakness identified above:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHERINFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Mingzhuo Tan (1)	42	Chairman, President, Chief Executive Officer, Treasurer and Secretary
Hongyu Du (2)	41	Director
Siqi Kang (2)	55	Director
Joseph Levinson (2)	36	Director
Huaili Zheng (2)	55	Director
Tin Nang (Chris) Lui (3)	55	Chief Financial Officer

(1)	Mr. Tan, our Chief Executive Officer, was appointed as the Chairman of our board of directors on December 15, 2010 upon the closing of the Share Exchange.

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

Mr. Mingzhuo Tan, Age 42, Chairman, President, Chief Executive Officer

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

Hongyu Du, 41, Director. Ms. Du is the co-founder of the Jiangmen Wealth Environmental Protection Company Limited and has worked as the vice president since April 2003, being responsible for the administrative operations, personnel and financial records.  From July 1994 to April 2002, Ms. Du served as the section chief in Jinling Electrical Appliance Co., Ltd., Mitsubishi Heavy Industries. Ms. Du is experienced in corporate finance, enterprise interior operation and financial management. She graduated from Chongqing University in 1994, with a Bachelor degree in heating ventilation and air conditioning.

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

Siqi Kang, 55, Director. Mr. Kang has been the Vice Chancellor and a professor in Guangdong Science and Technology Vocational College since March 2004. He was the Vice Chancellor and a professor in Wuyi University from May 1996 to March 2004, and a professor in Department Director of Central South University from September 1988 to May 1996. Mr. Kang has extensive teaching and researching experience in the universities in China. He also worked as a project leader for nine national and provincial projects, and forty research and development projects for enterprises in related to environmental protection issues. He published over thirty papers in environmental protection and wastewater treatment areas. Additionally, Mr. Kang participated in assessment and evaluation of environmental engineering projects. Mr. Kang received his PhD degree in non-ferrous metallurgy and environmental protection, Central South University in 1988.

Mr. Kang’s experience in environmental protection research and studies in China, his qualification as an scholar in environmental protection, in particular wastewater treatment areas, and his skills in assessment and evaluation of environmental engineering projects led to the conclusion that Mr. Kang qualifies to serve as our director in light of our business and structure.

Joseph Levinson, 36, Director. Mr. Levinson has been a director of the Company since March, 2011. He has been a United States Certified Public Accountant for more than 15 years. From January 2006 until the present, he has been principally engaged as an independent consultant to Chinese companies involved in overseas transactions. He speaks, reads and writes Chinese fluently and has vast experience in China working with Chinese companies. He was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. He also previously worked at KPMG in New York and Hong Kong. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies to list on the NYSE. He is also the editor of Wall Street Guanxi: How Chinese Companies Can Maximize Their Value in the U.S. Capital Markets, a trade paperback published in Chinese by Beijing University Press in 2007.  Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance.

Mr. Levinson’s experience as directors in various Chinese companies involved in overseas transactions, and his qualification and skills in financial management led to the conclusion that Mr. Levinson qualifies to serve as our director in light of our business and structure.

Huaili Zheng, 55, Director. Mr. Zheng has been a professor in Chongqing University, Institute of Urban Construction and Environmental Engineering since October 2007. From December 2000 to September 2007, he was a director of Materials Chemistry Department and a professor at Chongqing University. From December 1995 to November 2000, he was an associate professor, the laboratory director and the department director in Chongqing Architecture University. From July 1988 to November 1995, he was an assistant professor and a department deputy director in Chongqing Architecture University, Science and Technology Application Department. Mr. Zheng is a water treatment specialist in China and he is familiar with the application of water treatments and environmental protection area.   Mr. Zheng graduated from Chongqing University with a PhD degree in chemistry/municipal engineering in 2003. He received his Master degree in analytical chemistry from Sichuan University in 1988 and his Bachelor degree in analytical chemistry from Sichuan University in 1982.

Mr. Zheng’s experience and qualification as professors in chemistry and environmental protection field at universities in China and his specific knowledge and academic capability in water treatment field led to the conclusion that Mr. Zheng qualifies to serve as our director in light of our business and structure.

Tin Nang (Chris) Lui, Age 55, Chief Financial Officer.  Mr. Lui is the owner and founder of T.N. Lui & Co., a Hong Kong company established in January 1997, which provides advisory services in tax, insolvency and audit matters for small to medium sized businesses in a variety of industries. Mr. Lui is a fellow member of the Institute of Chartered Accountants in England & Wales and the Hong Kong Institute of Certified Public Accountants. Mr. Lui is also a member of the Chartered Institute of Management Accountants in the United Kingdom. Mr. Lui graduated from University of Bradford in the United Kingdom with a Masters Degree in Business Administration.  Mr. Lui also received a Bachelor of Science Degree in Accounting and Data Processing from the University of Leeds in the United Kingdom.

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

Employment Agreements

We entered into an employment agreement that the Company with Mr. Lui on June 28, 2011, pursuant to which Mr. Lui’s employment commences on July 1, 2011 and will expire on June 30, 2013.  Mr. Lui’s employment may be terminated by the Company upon thirty (30) days’ notice by the Company if Mr. Lui is unable to fulfill his duties as the Chief Financial Officer or breaches his obligations under the Employment Agreement.  However, either party may terminate the Employment Agreement upon fifteen (15) days’ notice to the other party during the first three months of the employment term.  Mr. Lui is entitled to receive an annual salary of $60,000 before taxes and may receive a discretionary bonus at the year-end during the employment.

As of the filing of this report, we have not entered into employment agreements with other executive officers and directors other than Mr. Lui.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year of 2012 as of the date of this filing.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2012 and 2011

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mingzhuo Tan	2012	57,132	79,351	-	-	136,483
Chairman, President and Chief Executive Officer	2011	55,700	-	-	-	55,700

Patrick S.H. Chan	2012	-	-	-	-	-
Former Interim Chief Financial Officer (1)	2011(2)	8,900	-	-	-	8,900

Tin Nang (Chris) Lui	2012	60,000	-	-	-	60,000
Chief Financial Officer (3)	2011(4)	30,000	-	-	-	30,000

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012.

Compensation of Directors

Our director Mr. Mingzhuo Tan was not compensated for serving on the board of directors in fiscal year 2012 and 2011. Our directors Ms. Hongyu Du, Mr. Joe Levinson, Mr. Huaili Zheng, and Mr. Siqi Kang, were appointed to serve on the board of directors on March 1, 2011. Mr. Joe Levinson receives compensation for $30,000 each year and Mr. Huaili Zheng receives compensation for $20,000 each year for serving on the board of directors. Ms. Hongyu Du and Siqi Kang are not compensated for serving on the board of directors.  Ms. Du received $28,500 and $27,800, in fiscal years of 2012 and 2011, respectively, in connection with services provided to our Operating Companies as a financial manager.

Compensation Committee Interlocks and Insider Participation

During the fiscal year of 2012, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERMATTERS.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 21,126,695 ordinary shares and 177,530 preference shares issued and outstanding as of March 29, 2013.

	Amount and Nature of Beneficial Ownership
	Ordinary Shares (1)			Preference Shares (2)		% Total Voting Power (3)
Name and Address of Beneficial Owner	No. of Shares		% of Class	No. of Shares	% of Class
Directors and Officers
Mingzhuo Tan, Chairman, President, and CEO (4)	9,000,000		42.68%	0	*	42.68%
Hongyu Du, Director	0		*	0	*	*
Siqi Kang, Director	0		*	0	*	*
Joseph Levinson, Director	0		*	0	*	*
Huaili Zheng, Director	0		*	0	*	*
Tin Nang (Chris) Lui, CFO	0		*	0	*	*
All officers and directors as a group (6 persons)	9,000,000		42.68%	0	*	42.68%

5% Security Holders
Access America Fund, LP 800 Town & Country Blvd., Suite 420 Houston, TX 77024	4,025,841	(5)	19.09%	-	* %	19.09%
Taylor International Fund, Ltd. 714 S. Dearborn 2nd Floor Chicago, IL 60605	574,995	(6)	2.73%	59,394	32.24%	2.73%
Feinberg Family Trust 25220 Walker Road Hidden Hills, CA 91302	250,005	(7)	1.19%	33,334	18.10%	1.19%

(1)
Based on 21,126,695 ordinary shares issued and outstanding as of March 29, 2013. For each beneficial owner above, the number of ordinary shares into which preference shares held by such beneficial owner are convertible within 60 days of March 29, 2013 have been included in the number of ordinary shares owned by such beneficial owner.

(2)
Based on 177,530 Preference Shares issued and outstanding as of March 29, 2013. Each Preference Share is convertible into 5 ordinary shares (subject to customary adjustments for stock splits, combinations, or equity dividends on ordinary shares). Holders of Preference Shares vote with the holders of ordinary shares on all matters on an “as converted” basis.

(3)
Percentage Total Voting Power represents total voting power for each beneficial owner with respect to all shares of our ordinary shares and Preference Shares beneficially owner as of March 29, 2013 and voting as a single class on an “as converted” basis.

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

(5)
Includes 583,335 ordinary shares issuable upon exercise of a warrant. Access America Investments LLC is the General Partner of Access America Fund, LP and has voting and dispositive control over securities held by Access America Fund, LP. Christopher Efird is the Managing Director of Access America Fund, LP and has voting and dispositive control over securities held by it.

(6)
Includes 166,665 ordinary shares issuable upon exercise of a warrant and 296,970 ordinary shares issuable upon conversion of 59,394 Preference Shares. Stephan Taylor has voting and dispositive control over securities held by Taylor International Fund Ltd..

(7)
Includes 83,335 ordinary shares issuable upon exercise of a warrant and 166,670 ordinary shares issuable upon conversion of 33,334 Preference Shares. Jeffrey Feinberg has voting and dispositive control over securities held by Feinberg Family Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

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

●
On August 23, 2012, the Company entered into a $12.70 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, is personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at December 31, 2012). Interest under the short term note is paid monthly at the ended of each month. As of December 31, 2012, all interest was fully paid.

●
On December 3, 2012, the Company entered into a $6.35 million (RMB40,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, is personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at December 31, 2012). Interest under the short term note is paid monthly at the ended of each month. As of December 31, 2012, all interest was fully paid.

●
During the year ended December 31, 2011, the Company declared and paid a dividend in the amount of $294,373 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth.

●
During the year ended December 31, 2012, Mr. Tan loaned $0 to the Company. As of December 31, 2012 and 2011, amount due to Mr. Tan and Ms. Du totaled $15,290 and $15,226, respectively.  The advances are payable on demand and are non-interest bearing.

●
During the year ended December 31, 2010, the Company executed a lease agreement for its corporate office space owned by Mr. Tan. The lease is for a term of 5 years from January 1, 2011 to December 31, 2015 with monthly lease payments of $11,833.  The Company incurred rent expense approximately of $152,140 and $148,736 related to this office lease during the years ended December 31, 2012 and 2011, respectively.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

☐☐☐	the director is, or at any time during the past three years was, an employee of the company;
☐☐☐
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

☐☐☐	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
☐☐☐
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

☐☐☐
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

☐☐☐
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

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES ANDSERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $219,773 and $218,869 for the fiscal years ended December 31, 2012 and 2011, respectively.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTSCHEDULES.

HUIXIN WASTE WATER SOLUTIONS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huixin Waste Water Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Huixin Waste Water Solutions, Inc. (the “Company”), as of December 31, 2012 and 2011, and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows the years ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 29, 2013

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$33,871,287	$26,383,537
Restricted cash	-	670,000
Accounts receivable	2,729,778	2,372,832
Note receivable	-	25,187,727
Interest receivable	-	156,085
Inventories	1,447,570	957,509
Advances to suppliers	-	3,825,386
Other current assets	31,479	14,168

Total current assets	38,080,114	59,567,244

Property, plant and equipment and land use and mining rights, net	13,618,082	14,627,533
Deposit for mining right acquisition	63,480,677	-

Total assets	$115,178,873	$74,194,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$19,044,203	$-
Accounts payable	2,444,555	1,855,530
Accrued expenses	2,335,342	1,533,878
Due to an officer/stockholder	15,290	15,226
Value added taxes payable	646,743	497,581
Other taxes payable	160,605	90,150
Income tax payable	1,332,804	1,286,537

Total current liabilities	25,979,542	5,278,902

Deferred income taxes	311,425	311,339

Total liabilities	26,290,967	5,590,241

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 184,198 and 444,804 shares issued and outstanding at
December 31, 2012 and 2011, respectively	24	57
Common stock: $0.00018254172 par value, 39,062,500 shares
authorized, 21,089,275 and 19,600,305 shares issued and outstanding
at December 31, 2012 and 2011, respectively	3,850	3,578
Additional paid-in capital	24,840,803	24,283,222
Accumulated other comprehensive income	7,071,841	6,492,658
Retained earnings (the restricted portion of retained earnings
is $496,396 at December 31, 2012 and 2011)	56,971,388	37,825,021

Total shareholders’ equity	88,887,906	68,604,536

Total liabilities and shareholders’ equity	$115,178,873	$74,194,777

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011

Net revenue	$80,459,992	$68,900,075
Cost of revenue	44,411,319	37,342,469

Gross profit	36,048,673	31,557,606

Operating expenses:
Selling and marketing	2,953,258	2,174,688
General and administrative	6,300,847	5,169,298
Research and development	622,684	604,549

Total operating expenses	9,876,789	7,948,535

Income from operations	26,171,884	23,609,071

Other income and (expenses):

Interest expense	(495,997)	-
Interest income	753,301	553,107
Miscellaneous	14,278	(38)

Total other income	271,582	553,069

Income before provision for income taxes	26,443,466	24,162,140

Provision for income taxes	6,739,279	6,148,633

Net income	19,704,187	18,013,507
Less: cumulative dividends on preferred stock	386,809	400,324
Net income attributable to common shareholders	$19,317,378	$17,613,183

Net income per common share - basic	$0.97	$0.90
Net income per common share - diluted	$0.90	$0.83

Weighted average number of common shares outstanding - basic	19,815,857	19,600,305
Weighted average number of common shares outstanding - diluted	21,824,325	21,824,325

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011

Net income	$19,704,187	$18,013,507
Other comprehensive income:	579,183	1,889,067
foreign currency translation adjustments
Comprehensive income	$20,283,370	$19,902,574

 The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of
January 1, 2011	444,804	$57	19,600,305	$3,578	$24,283,222
Dividend declared	-	-	-	-	-
Net income	-	-	-	-	-
Other comprehensive income – foreign
currency translation adjustment	-	-	-	-	-
Balance as of
December 31, 2011	444,804	57	19,600,305	3,578	24,283,222
Net income
Shares issued in kind for the payment
of preferred stock dividend	37,188	5	-	-	557,815
Preferred stock and related dividends in arrears converted to common stock	(297,794)	(38)	1,488,970	272	(234)
Other comprehensive income - foreign
currency translation adjustment	-	-	-	-	-
Balance as of
December 31, 2012	184,198	$24	21,089,275	$3,850	$24,840,803

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011

	Accumulated
	Other			Total
	Comprehensive	Retained Earnings		Shareholders’
	Income	Restricted	Unrestricted	Equity

Balance as of	$4,603,591	$496,396	$19,605,190	$48,992,034
January 1, 2011
Dividend declared	-	-	(290,072)	(290,072)
Net income	-	-	18,013,507	18,013,507
Other comprehensive income – foreign
currency translation adjustment	1,889,067	-	-	1,889,067
Balance as of
December 31, 2011	6,492,658	496,396	37,328,625	68,604,536
Net income	-	-	19,704,187	19,704,187
Shares issued in kind for the payment
of preferred stock dividend	-	-	(557,820)	-
Preferred stock and related dividends in arrears converted to common stock	-	-	-	-
Other comprehensive income – foreign
currency translation adjustment	579,183	-	-	579,183
Balance as of
December 31, 2012	$7,071,841	$496,396	$56,474,992	$88,887,906

The accompanying notes form an integral part of these consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$19,704,187	$18,013,507
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,414,963	1,309,577
Deferred income taxes	(2,573)	96,971
Changes in operating assets and liabilities:
Accounts receivable	(337,557)	(1,666,107)
Interest receivable	157,297	(153,616)
Inventories	(482,114)	(229,997)
Advances to suppliers	3,855,087	(3,764,874)
Other current assets	(17,190)	7,027
Accounts payable	574,745	1,107,137
Accrued expenses	808,741	182,667
Value added taxes payable	159,755	92,376
Other taxes payable	55,010	62,266
Income tax payable	35,806	136,733

Net cash provided by operating activities	25,926,157	15,193,667

Cash flows from investing activities:
Promissory note from non related party	25,383,288	(24,789,291)
Purchase of property, equipment and improvements	(287,122)	(219,042)
Deposite for mining right acquisition	(63,458,219)	-

Net cash used for investing activities	(38,362,053)	(25,008,333)

Cash flows from financing activities:
Decrease in restricted cash	670,000	1,617,203
Proceeds from short term debt	41,565,134	-
Repayment on short term debt	(22,527,668)	-
Advances from a shareholder	-	1,156
Dividend paid to a shareholder	-	(294,373)

Net cash provided by financing activities	19,707,466	1,323,986

Effect of exchange rate changes on cash and cash equivalents	216,180	963,760

Net increase/(decrease) in cash and cash equivalents	7,487,750	(7,526,920)

Cash and cash equivalents at the beginning of year	26,383,537	33,910,457

Cash and cash equivalents at the end of year	$33,871,287	$26,383,537

Supplemental disclosure of cash flow information:
Interest paid	$495,997	$-
Income taxes paid	$6,703,473	$5,904,419
Non-cash financing activities:
Preferred stocks issued in kind of payment for dividend	$557,820	$-

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

	Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental Protection Group, Inc (“WEP”)	British Virgin Islands June 3, 2010	$7,000	100% Owned	Holding Company

Wealth Environmental Technology Holding Ltd.(“Wealth Technology”) Hong Kong	Hong Kong June 18, 2010	$1,299	100% Owned	Holding Company

Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. (“Jiangmen Huiyuan”) Jiangmen, Guandong Province	Peoples Republic Of China (“PRC”) July 22, 2010	$15,082	100% Owned - Wholly Foreign Owned Entity (“WFOE”)	Holding Company

Jiangmen Wealth Water Purifying Agent Co., Ltd (“Jiangmen Wealth Water”) Jiangmen, Guandong Province	PRC April 25, 2003	$4,049,060	100% Control Through Contractual Arrangements	Manufacturing of water purifying agents

Guizhou Yufeng Melt Co., Ltd. (“Guizhou Yufeng”) Guizhou Provincre	PRC March 25, 2005	$4,233,854	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

Shanxi Wealth Aluminate Materials Co., Ltd Shangxi Province	PRC April 8, 2004	$6,786,056	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

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

Jiangmen Wealth Water owns all of the issued and outstanding capital stock of Guizhou Yufeng, and 62% of the issued and outstanding capital stock of Shanxi Wealth. The remaining 38% of the issued and outstanding capital stock of Shanxi Wealth is held by Mingzhuo Tan (“Mr. Tan”), our Chief Executive Officer. During the year ended December 31, 2009 and through the date of restructuring, Mr. Tan and his spouse, Ms. Hong Yu Du (“Ms. Du”) directly or through an affiliated company, had controlling equity interests in Jiangmen Wealth Water, Guizhou Yufeng and Shanixi Wealth.   In August and September 2010, through a restructuring process, Jiangmen Wealth Water paid $74,705 and $463,160 to acquire 100% equity interest of Guizhou Yufeng and 62% equity interest of Shanxi Wealth, respectively. Upon completion of this restructuring, the remaining 38% of Shanxi Wealth was owned by Mr. Tan who assigned all the ownership rights including voting rights to Jiangmen Wealth Water.  Mr. Tan and Ms. Du collectively owned 100% of Jiangmen Wealth Water and its subsidiaries after this restructuring.

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

Consolidated Financial Statements

These financial statements present the consolidated accounts of the Company and its subsidiaries, WEP, Wealth Technology, and its variable interest entities, Jiangmen Huiyan, Jiangmen Wealth Water, Guizhou Yufeng and Shanxi Wealth, which are collectively referred to as the “Company”. This presentation is based upon the retroactive treatment of series of agreements and restructurings of companies under common control as described in Note 1.

All inter-company transactions and balances have been eliminated in preparation of the consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include collectability of accounts receivable, useful lives and impairment of property and equipment, mineral reserves available for mining production, total expected use of mineral reserves and value and realizability of intangible assets.  Actual results could differ from those estimates.

Segments

For the years ended December 31, 2012 and 2011, the Company’s operations have been broken down into segments based on production facility, which represents the manner that management reviews operations on a regular basis. All of the Company’s operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

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

Following is an analysis of exchange rates used in translating the Company’s financial statements from the RMB to USD as of and for the years ended December 31, 2012 and 2011 (amounts of RMB to equal 1 USD):

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

	2012	2011

Year-end exchange rate	6.3011	6.3523
Average exchange rate for the year	6.3034	6.4544

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.  Substantially all of the Company’s cash is deposited in the banks located in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.   As of December 31, 2012, the Company had uninsured deposits in banks of approximately $33.9 million.

Restricted Cash

The restricted cash represents cash deposits in the bank which are restricted until the Company fulfills certain requirements established under the Holdback Escrow Agreement and the Investor Relations Escrow Agreement as described in Note 9. At December 31, 2012 and 2011, the Company had restricted cash of $0 and $670,000, respectively

Note Receivable

Note receivable is carried at amortized cost less an allowance for bad debt of $0. Interest income is accrued and calculated based on the stated interest rate and the principal balance of the promissory note.  The Company periodically evaluates the collectability of the note receivable in order to determine whether an allowance should be recorded.  As of December 31, 2012 and 2011, no allowance was recorded against the balance of the note receivable balance.

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

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, note receivable, interest receivable, inventories, advances to suppliers, accounts payable, accrued expenses, due to officer/stockholder, value added taxes payable, other taxes payable, and income tax payable as of December 31, 2012 and 2011 approximate fair value.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by or distributions to shareholders. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The changes in other comprehensive income of $579,183 and $1,889,067 for the years ended December 31, 2012 and 2011, respectively, are foreign currency translation adjustments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and note receivable.  The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings and the Company has not experienced any losses on deposits.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. When appropriate, the Company establishes an allowance for doubtful accounts based on various factors including the age of receivables and other information relevant to the credit risk of specific customers. The Company has not experienced any significant credit losses on accounts receivable and at December 31, 2012 and 2011, management’s analysis of customer accounts did not indicate any impaired or problem accounts for which a reserve should be established. Accordingly, there was no allowance for doubtful accounts at December 31, 2012 or 2011.

The Company periodically evaluates the financial condition of the note receivable holder and the fair value of the collateral used to secure the note receivable.  As of December 31, 2012 and 2011, there was no allowance against the note receivable balance as a result of the Company’s evaluation.

Major Customers

During the years ended December 31, 2012 and 2011, there was no customer that accounted for 10% or more of the Company’s net revenue. However, certain customers did account for more than 10% of open accounts receivable at year end as described in the accounts receivable policy footnote.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Major Suppliers

During the years ended December 31, 2012 and 2011, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Percentage of Total Purchases
	2012	2011

Supplier A	14.13%	19.65%
Supplier B	11.60%	14.39%

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

Accounts Receivable

The Company evaluates the collection status of outstanding receivables at the end of each reporting period and makes estimates of potential credit losses, if any. The Company has historically had no significant credit losses on its accounts receivable and, accordingly, has not provided an allowance for doubtful accounts as of December 31, 2012 or 2011. Following is an aged analysis of accounts receivable at December 31, 2012 and 2011:

	2012	2011
Current	$2,562,159	$1,355,837
1 - 30 days past due	167,619	653,074
30 - 60 days past due	-	191,923
60 - 90 days past due	-	171,998
Greater than 90 days past due	-	-

	$2,729,778	$2,372,832

At December 31, 2012 and 2011, certain customers accounted for more than 10% of accounts receivable as follows:

	2012	2011
Customer A	29%	26%
Customer B	17%	11%
Customer C	19%	28%

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

The Company incurs substantial shipping costs in moving mined bauxite and limestone from its mines to its manufacturing facilities and in moving product between facilities for further processing.  Such freight-in transportation costs are recognized in the cost of inventory and recognized as expense as the underlying products are sold. Transportation costs of mined products are included in the cost of Bauxite and Limestone as specified in mining service contracts and totaled approximately $3,958,016 and $3,178,662 during the years ended December 31, 2012 and 2011, respectively. Transportation costs incurred in moving product between facilities totaled approximately $1,157,262 and $997,938 during the years ended December 31, 2012 and 2011, respectively.

Property, Plant and Equipment, and Land Use and Mining Rights

Property, plant and equipment and land use rights are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line basis method over the following estimated useful lives:

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

Based on the Company’s reviews during the years ended December 31, 2012 and 2011, there were no events or circumstances that caused management to believe that impairment tests were necessary.

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

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the years ended December 31, 2012 and 2011, with information related to the liability for uncollected or unremitted VAT at December 31, 2012 and 2011:

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

	2012	2011

VAT billed to customers for sales during the year	$15,804,653	$13,539,501
VAT billed to the Company for purchases during the year	6,287,897	5,368,815

Net VAT due the PRC for transactions during the year	9,516,756	8,170,686
Amount remitted to the PRC	(9,367,594)	(8,062,158)
Liability at beginning of the year	497,581	389,053

Liability at end of the year	$646,743	$497,581

Liability for taxes collected but not remitted at year-end	$250,109	$152,811
Liability for taxes billed to customers but not collected
from the customers or remitted to the PRC at year-end	396,634	344,770

Total liability for VAT at end of year	$646,743	$497,581

VAT is not included in revenue or costs of goods sold, but is recorded in accounts receivable and recognized as a liability for billed but uncollected or unremitted amounts on the consolidated balance sheets. The amount of VAT collected on sales differs from the 17% expected amount due to intercompany sales for which VAT is reported. VAT included in accounts receivable was approximately $396,634 and $344,770 at December 31, 2012 and 2011, respectively.

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

The FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit associated with an uncertain tax position when, in the judgment of management, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company has not incurred any interest or penalties related to potential underpaid income taxes and has recognized no assets or liabilities associated with uncertain tax positions as of or for the years ended December 31, 2012 or 2011.

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. The Company periodically evaluates its investment strategies for each foreign tax jurisdiction in which it operates to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. At December 31, 2012 and 2011, substantially all operations are in the PRC and management believes that all earnings will be indefinitely reinvested in the PRC.

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

	2012	2011
Net income (A)	$19,704,187	$18,013,507
Less dividends attributable to 6% convertible preferred stock	386,809	400,324

Net income available for common shareholders (B)	$19,317,378	$17,613,183

Weighted average number of common shares
outstanding – basic (C)	19,815,857	19,600,305
Dilutive effect of preferred stock conversions	2,008,468	2,224,020

Weighted average number of common shares outstanding – diluted (D)	21,824,325	21,824,325

Earnings per share:
Basic (B/C)	$0.97	$0.90

Diluted (A/D)	$0.90	$0.83

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU No. 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. The adoption of ASU No. 2011-04, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-08, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU No. 2011-12, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangible - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Inventories

A summary of inventories at December 31, 2012 and 2011 is as follows:

	2012	2011

Raw Materials	$949,111	$674,114
Work in progress	33,228	-
Finished goods	465,231	283,395

	$1,447,570	$957,509

(4)	Property, Plant and Equipment and Land Use and Mining Rights

A summary of property, plant and equipment and land use and mining rights is as follows:

	2012	2011

Leasehold improvement	$3,348,013	$3,321,044
Production equipment	6,777,072	6,715,532
Furniture and fixtures	468,644	441,857
Automobiles	572,900	313,333
Land use rights	2,294,833	2,276,347
Mining rights	9,045,997	8,973,128

	22,507,459	22,041,241
Less: Accumulated depreciation	8,889,377	7,413,708

	$13,618,082	$14,627,533

Depreciation and amortization expense was $1,414,963 and $1,309,577 for the years ended December 31, 2012 and 2011, respectively, as follows:

	2012	2011

Depreciation of plant, equipment and improvements	$752,693	$703,836
Amortization of land use rights	50,583	49,400
Amortization of mining rights	611,687	556,341

	$1,414,963	$1,309,577

As of December 31, 2012, weighted average remaining amortizable life for land-use rights and mining rights is approximately 13.58 years.

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

Land Use Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Muzhou Sanya Industrial District	August 2003	April 2046	$857,375
Xinghong Village Zhazuo Town Xiuwen County	July 2005	August 2056	555,755
Industrial District Sanquan Town Fenyang	September 2005	September 2052	881,703

			$2,294,833

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Plant and Equipment and Land Use and Mining Rights, continued

Mining Rights
			Cash
	Date	Date Right	Purchase
Location	Acquired	Expires	Price

Dashan Village Zhazuo Town Xiuwen County -
Surface Limestone Mine	September 2005	September 2023	$476,105
Gaocang Village Longchang Town Xiuwen
County - Underground Bauxite Mine	October 2005	October 2020	2,856,630
Sangzao Village Lijiaxiang Town Fenyang City -
Surface Limestone Mine	January 2006	January 2025	1,269,615
Luotuoju Village Wangjiagou Liulin County Lvliang
Lvliang City - Underground Bauxite Mine	January 2006	January 2020	4,443,647

			$9,045,997

The terms of the Company’s mining rights agreements provide the Company with only the right to produce specified quantities of minerals from specific mining sites. The amounts mined under the mining rights agreements are subject to annual limits; however, the rights are cumulative and unused production in any given years will carry forward to the following years to allow the Company to mine greater amounts in future years, up to the cumulative limit. At December 31, 2012 and 2011, the Company has cumulative unused limestone and bauxite production that can be used to increase production in subsequent years as shown in the following table:

	Amounts in Tons
	2012	2011
Limestone

Allowable annual production	300,000	300,000

Beginning cumulative unused production	1,477,373	1,280,154
Production allowed during the year	300,000	300,000
Actual production	(97,791)	(102,781)

Ending cumulative unused production	1,679,582	1,477,373

	Amounts in Tons
	2012	2011
Bauxite

Allowable annual production	350,000	350,000

Beginning cumulative unused production	1,218,404	1,115,218
Production allowed during the year	350,000	350,000
Actual production	(271,000)	(246,814)

Ending cumulative unused production	1,297,404	1,218,404

For the years ended December 31, 2012 and 2011, the Company is subject to a resource tax on all production from its mines of approximately $0.32 and $0.31 per ton of limestone, respectively, and $3.17 and $3.09 per ton of bauxite, respectively. The resource tax, reported in the accompanying financial statements as a component of cost of revenue, was approximately $890,363 and $796,640 for the years ended December 31, 2012 and 2011, respectively.

(5)	Deposit for mining right acquisition

On August 28, 2012, the Company entered into a purchase agreement with a non-related party for an Aluminum Bauxite mining right located in Guizhou Province, PRC in the total amount of approximately $83 million (RMB520,000,000). In accordance with PRC regulations on natural resources, the transaction is subject to the Ministry of Land and Resources of the PRC for final approval. Pursuant to the purchase agreement, the Company paid $63,480,677 (RMB400,000,000) as security deposit for the transaction as of December 31, 2012. The transaction has been completed and approved by the Ministry of Land and Resources of the PRC in January 2013.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Short-term debt

The Company's Short-term debt consisted of the following:

	December 31,	December 31,
	2012	2011

Short term note (1)	$12,696,135	$-
Short term note (2)	$6,348,068	$-

Total	$19,044,203	$-

On August 23, 2012, the Company entered into a $12.70 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity and, is personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at December 31, 2012). Interest under the short term note is paid monthly at the ended of each month. As of December 31, 2012, all interest was fully paid.

On December 3, 2012, the Company entered into a $6.35 million (RMB40,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity and, is personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at December 31, 2012). Interest under the short term note is paid monthly at the ended of each month. As of December 31, 2012, all interest was fully paid.

(7)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2012 and 2011 because substantially all of the Company’s operations are conducted in the PRC.  On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (“New CIT Law”), which was effective on January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2012 and 2011, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of December 31, 2012 and 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of and for the years ended December 31, 2012 and 2011, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

The Company conducts substantially all of its business and income producing activities in the PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2012 and 2011.  Following is a reconciliation of the Company’s income tax provision of $6,739,279 and $6,148,633, for the years ended December 31, 2012 and 2011, respectively, to the expected US statutory rate of 34%:

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Income Taxes, continued

	2012		2011
Description	Amount	Percent	Amount	Percent

Income taxes at US statutory rate applied to pretax income	$8,990,778	34%	$8,215,128	34%
Difference between US and PRC income tax rates	(2,379,912)	(9)%	(2,174,593)	(9)%
Change in valuation allowance	174,625	1%	147,013	1%
Other	(46,212)	0%	(38,915)	(0)%

Income tax provision	$6,739,279	26%	$6,148,633	25%

The Company’s provision for income taxes consists of the following:

	2012	2011

Current:
PRC	$6,741,852	$6,051,662

Deferred:
PRC	(2,573)	96,971

	$6,739,279	$6,148,633

At December 31, 2012 and 2011, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

Description of Deferred Tax	2012	2011

Non current liabilities:
Difference in basis of mining rights for
financial and tax reporting purposes	$(386,425)	$(386,339)

Total deferred tax liabilities	(386,425)	(386,339)

Non-current assets:
Net operating loss carryforwards for US and
British Virgin Island purposes	1,240,356	1,065,731
Liability for social insurance premiums
and provident housing funds not yet deductible
for tax purposes	75,000	75,000

Total deferred tax assets	1,315,356	1,140,731
Less valuation allowance	(1,240,356)	(1,065,731)

Net deferred tax assets	75,000	75,000

Net deferred tax liability	$(311,425)	$(311,339)

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

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WOFE is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of December 31, 2012 and 2011 and the balance represents a fully funded General Reserve Fund:

Following is an analysis of the general fund by subsidiary at December 31, 2012 and 2011:

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

During the year ended December 31, 2012 and 2011, the Company issued common and preferred stock as follows:

Common Stock

During the year ended December 31, 2012, 297,794 preferred shares were converted into 1,488,970 common shares per subscription agreement with various preferred shareholders.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Shareholders’ Equity, continued

Preferred Stock

During the year ended December 31, 2012, the Company paid $557,820 in preferred stock dividends, all of these dividends were paid in-kind at $15 per preferred share based on the pricing of the subscription agreement dated on December 15, 2010 for the total issuance of 37,188 shares of preferred stock with each of the Preference Shares convertible into five ordinary shares.

(9)	Contractual Agreements

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

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Contractual Agreements, continued

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

On May 20, 2011, the Holdback Escrow Agreement was amended to provide that as soon as practicable following the Offering, the Company shall employ a chief financial officer meeting certain requirements and to permit the “Lead Investor” (as defined in the Subscription Amendment) to authorize the escrow agent appointed pursuant to the Holdback Escrow Agreement to disburse a portion of the Chief Financial Officer Holdback, such portion not to exceed $750,000 in the aggregate, to the Company (a “Good Faith Disbursement”). Pursuant to Holdback Escrow Agreement, as amended on May 20, 2011, $750,000 was released to us as Good Faith Disbursement. On December 1, 2011, the Holdback Escrow Agreement was further amended to provide for a series of disbursements from the Chief Financial Officer Holdback to the Company of $100,000 commencing on December 1, 2011 and continuing on the first day of each successive month thereafter until the remaining balance of the Chief Financial Officer Holdback is disbursed to the Company (the “Monthly Disbursements”). As of December 31, 2012, all remaining balance was released.

Investor Relations Escrow Agreement

The Company entered into an investor relations escrow agreement with Anslow & Jaclin, LLP, the escrow agent, and Access America Investments, LLC, as representative of the investors, pursuant to which $120,000 was deposited with the escrow agent to be distributed in incremental amounts to pay our investor relations firm, the choice of which is subject to the approval of Access America Investments, LLC, which approval cannot be unreasonably withheld.  The investor relations escrow agreement was expired in December 2012 and $120,000 remained balance was released as of December 31, 2012.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Related Party Balances and Transactions

On August 23, 2012, the Company entered into a $12.70 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, is personally guaranteed by Mr. Tan and Ms. Du, and contains no maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at December 31, 2012). Interest under the short term note is paid monthly at the ended of each month. As of December 31, 2012, all interest was fully paid

On December 3, 2012, the Company entered into a $6.35 million (RMB40,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity(6% at December 31, 2012). Interest under the short term note is paid monthly at the ended of each month. As of December 31, 2012, all interest was fully paid.

During the year ended December 31, 2011, the Company declared and paid a dividend in the amount of $294,373 to Mr. Ming Zhou Tan (“Mr. Tan”) to acquire his remaining 38% equity interest in Shanxi Wealth. During the year ended December 31, 2011, Mr. Tan loaned $1,156 to the Company. As of December 31, 2012 and 2011, amount due to shareholders totaled $15,290 and $15,226, respectively.

During the year ended December 31, 2010, the Company executed a lease agreement for its corporate office space owned by Mr. Tan. The lease is for a term of 5 years from January 1, 2011 to December 31, 2015 with monthly lease payments of $12,696.  The Company incurred rent expense of $152,300 and $148,736 related to this office lease during the years ended December 31, 2012 and 2011, respectively. (See Note 11, Operating Leases section for details)

(11)	Contingencies and Commitments

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

Potential Liability Related to Unpaid Social Insurance Premiums and Housing Provident Funds

Prior to 2010, neither Jiangmen Wealth, Shanxi Wealth, nor Guizhou Yufeng, our operating subsidiaries under the PRC laws, have paid sufficient social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws. The competent government authorities may require them not only to rectify their incompliance by paying the due and unpaid social insurance premiums and housing provident, but also impose fines. The Company estimated its exposure related to unpaid social insurance premiums and housing provident funds and believes the cumulated amount, including potential penalties, be approximately $300,000 for underpayments from inception of its operations through December 31, 2009.  Beginning 2010, the Company accrued and remitted full amounts of social insurance premiums and housing provident funds for their employees pursuant to the applicable PRC laws.  The underpayment amount of $300,000 was included in accrued expenses in the accompanying financial statements as of December 31, 2012 and 2011.

Risks Associated with Mining

The Company is involved in mineral exploration, development and production, activities that involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company’s operations are subject to all of the hazards and risks inherent in these activities, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Contingencies and Commitments, continued

Asset Retirement Obligation

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. Based on the current positions of with the local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” related to the Company’s four mines and based on management’s review of rehabilitation requirements, , the Company believes that it is not required to restore or rehabilitate its two surface limestone mining sites and its two underground bauxite mining sites because all of its current mines mining sites are located in distant areas and the mines do not affect cultivated land, grasslands or forests. Additionally, the Company’s believes that its mining and extraction activities have not negatively impacted the surrounding environment.

Operating Leases

The Company leases certain office and marketing premises under non-cancelable operating leases. During 2010, the Company’s leases for its office space expired and the Company entered into two operating leases for its headquarter and administrative offices. The Company’s most significant operating lease is the office space owned by Mr. Tan. (See Note 10)   For the years ended December 31, 2012 and 2011, rent expense under operating leases was $189,990 and $158,032 respectively, including rent expense of $152,300 and $148,736, respectively, to Mr. Tan.

At December 31, 2012, future minimum lease payments due under non-cancelable operating leases were as follows:

Year ending December 31,	Related Party	Unrelated Party	Total

2013	$152,354	$24,755	$177,109
2014	152,354	-	152,354
2015	152,354	-	152,354
2016	-	-	-
	-	-	-
	$457,062	$24,755	$481,187

Sponsorship obligation

On November 15, 2012, the Company entered into a Donor agreement with United Nations Environment Programme (“UNEP”) to contribute to UNEP the total amount of $1,356,000 in 3 equal payments from the year of 2012 to 2014. The contribution will support UNEP Champion of the Earth, which is a global, flagship UN award established in 2004 and presented each year to outstanding environmental leaders in the categories of Policy Leadership, Science and innovation, Inspiration and Action and Entrepreneurial Vision. At December 31, 2012, the Company had not made the first payment and accrued $452,000 which was included in accrued expense. The following represents the future obligation related to this Donor agreement:

December 31,

2013	$452,000
2014	452,000
$904,000

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Segment Information

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

●	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

●	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

For the year ended December 31, 2012

	Jiangmen
	Wealth Water	Guizhou Yefeng	Shanxi Wealth	Corporate	Elimination	Total

Net revenue	$42,882,342	$16,594,960	$30,832,672	$-	$(9,849,982)	$80,459,992
Cost of revenue	27,288,091	8,915,310	18,057,900	-	(9,849,982)	44,411,319

Gross profit	15,594,251	7,679,650	12,774,772	-	-	36,048,673

Selling and marketing	1,223,289	321,584	1,408,385	-	-	2,953,258
General and administrative	2,920,265	727,336	1,409,524	1,243,722	-	6,300,847
Research and development	586,989	35,695	-	-	-	622,684

Income from operations	$10,863,708	$6,595,035	$9,956,863	$(1,243, 722)	$-	$26,171,884

HUIXIN WASTE WATER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Segment Information, continued

For the year ended December 31, 2011

	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Elimination	Total

Net revenue	$36,388,732	$13,653,814	$26,944,749	$-	$(8,087,220)	$68,900,075
Cost of revenue	21,538,330	7,388,029	16,503,330	-	(8,087,220)	37,342,469

Gross profit	14,850,402	6,265,785	10,441,419	-	-	31,557,606

Selling and marketing	1,131,230	292,993	750,465	-	-	2,174,688
General and administrative	2,214,036	710,215	1,259,111	985,936	-	5,169,298
Research and development	570,154	34,395	-	-	-	604,549

Income from operations	$10,934,982	$5,228,182	$8,431,843	$(985,936)	$-	$23,609,071

As of December 31, 2012
	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Elimination	Total

Current assets	$15,217,117	$16,443,582	$26,699,097	$5,697,282	$(25,976,962)	$38,080,115
Property, plant and equipment,
land use and mining right	2,707,170	4,608,245	6,302,665	-	-	13,618,080
Deposit for mining right acquisition	63,480,677	-	-	-	-	63,480,677
Total assets	$81,404,964	$21,051,827	$33,001,762	$5,697,282	$(25,976,962)	$115,178,873

As of December 31, 2011
	Jiangmen	Guizhou	Shanxi
	Wealth Water	Yefeng	Wealth	Corporate	Elimination	Total
Current assets	$37,939,256	$10,658,031	$18,087,450	$6,109,033	$(13,226,526)	$59,567,244
Property, plant and
equipment, land use and
mining rights	2,708,952	4,946,209	6,972,372	-	-	14,627,533
Total assets	$40,648,208	$15,604,240	$25,059,822	$6,109,033	$(13,226,526)	$74,194,777

(13)	Subsequent event

On August 28, 2012, the Company entered into a purchase agreement with a non-related party for an Aluminum Bauxite mining right located in Guizhou Province, PRC in the total amount of approximately $83 million (RMB520,000,000). In accordance with PRC regulations on natural resources, the transaction is subject to the Ministry of Land and Resources of the PRC for final approval. Pursuant to the purchase agreement, the Company paid $63,480,677 (RMB400,000,000) as security deposit for the transaction as of December 31, 2012. The transaction has been completed and approved by the Ministry of Land and Resources of the PRC in January 2013.

(3) Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement, dated December 15, 2010, by and among Huixin Waste Water Solutions, Inc. (formerly known as China Growth Corporation), Wealth Environmental Protection Group, Inc., and Wealth Environmental Protection Shareholders Group. (1)

3.1	Amended and Restated Memorandum Of Association And Articles Of Association of the Company (7)
4.1	Form of Warrant (1)
10.1	Form of Subscription Agreement (1)
10.2	Make Good Escrow Agreement, dated December 15 2010. (1)
10.3	Holdback Escrow Agreement, dated December 15, 2010. (1)
10.4	Investor Relations Escrow Agreement, dated December 15, 2010. (1)
10.5	Form of Lockup Agreement between Star Prince Limited and Huixin Waste Water Solutions, Inc. (formerly known as China Growth Corporation) 1)
10.6	Form of Lockup Agreement between shareholder set forth therein and Huixin Huixin Waste Water Solutions, Inc. (formerly known as China Growth Corporation) (1)
10.7	Exclusive Business Cooperation Agreement between Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd. and Jiangmen Wealth Water Purifying Agent Co, Ltd., dated September 29, 2010. (1)
10.8	Equity Interest Pledge Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.9	Exclusive Option Agreement between Mingzhuo Tan and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.10	Power of Attorney by Mingzhuo Tan, dated September 29, 2010 (1)
10.11	Equity Interest Pledge Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.12	Exclusive Option Agreement between Hongyu Du and Jiangmen Huiyuan Wealth Environmental Protection Co., Ltd., dated September 29, 2010. (1)
10.13	Power of Attorney by Hongyu Du, dated September 29, 2010 (1)
10.14	Technology Development Agreement between Jiangmen Wealth Water and Tongji University., dated October 9, 2003 (2)
10.15	Secured Note Purchase Agreement (2)
10.16	Senior Preferred Secured Note No. 1(3)
10.17	Senior Preferred Secured Note No. 2(3)
10.18	Share Transfer Agreement between Mingzhuo Tan and Jiangmen Wealth Water dated December 27, 2010 (4)
10.19	Lease between Mingzhuo Tan and Jiangmen Wealth Water Water dated December 31, 2010 (4)
10.20	Form Limestone Extraction Entrusting Contract (3)
10.21	Form Bauxite Extraction Entrusting Contract (5)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.1+	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.2+	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
99.4	Guizhou Limestone Mining License (5)
99.5	Guizhou Bauxite Mining License (3)
99.6	Shanxi Limestone Mining License (3)
99.7	Shanxi Bauxite Mining License (3)

101. INS**	XBRL Instance Document. (6)
101. SCH**	XBRL Taxonomy Extension Schema Document (6)
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document. (6)
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document. (6)
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document. (6)
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document. (6)

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

(2) Incorporated herein by reference to the Company’s current report on Amendment No. 1 to Form 8-K filed on February 28, 2011

(3) Incorporated herein by reference to the Company’s current report on Amendment No. 2 to Form 8-K filed on April 18, 2011

(4) Incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 15, 2011

(5) Incorporated herein by reference to the Company’s current report on Amendment No. 3 to Form 8-K filed on June 6, 2011

(6) Filed herewith.

(7) Incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 29, 2012.

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

Huixin Waste Water Solutions, Inc.

Date: March 29, 2013	By:	/s/ Mingzhuo Tan
Mingzhuo Tan
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingzhuo Tan	Chief Executive Officer, President and	March 29, 2013
Mingzhuo Tan	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Tin Nang (Chris) Lui	Chief Financial Officer	March 29, 2013
Tin Nang (Chris) Lui	(Principal Financial Officer)

/s/ Hongyu Du
Hongyu Du	Director	March 29, 2013

/s/ Siqi Kang
Siqi Kang	Director	March 29, 2013

/s/ Joseph Levinson
Joseph Levinson	Director	March 29, 2013

/s/ Huaili Zheng
Huaili Zheng	Director	March 29, 2013