Form 10-Q
period 2013-03-31
Huixin Waste Water Solutions, Inc.
filed 2013-05-15
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of May 15, 2013, 21,126,695 ordinary shares, par value $0.00018254172 per share are issued and outstanding.

HUIXIN WASTE WATER SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
		PAGE
Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 6.	Exhibits	30

SIGNATURES		31

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Huixin Waste Water Solutions, Inc. and its consolidated subsidiaries, Wealth Environmental Protection, Wealth Environmental, Jiangmen Huiyuan, and its variable interest entities, Guangdong Huixin (formerly “Jiangmen Wealth”), Guizhou Yufeng, and Shanxi Wealth.

In addition, unless the context otherwise requires and for the purposes of this report only, reference to the following terms have the meaning assigned to each of them hereof:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd ., a wholly foreign owned enterprise organized under the PRC laws;
●	“Guangdong Huixin” refers to Guangdong Huixin Environmental Protection Co., Ltd., a PRC limited liability company, (formerly “Jiangmen Wealth Water Purifying Agent Co., Ltd”).
●	“Operating Company” or “Operating Companies” refers to Jiangmen Huiyuan, Guangdong Huixin, Guizhou Yufeng and Shanxi Wealth;
●	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd., a PRC limited company;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shanxi Wealth” refers to Shanxi Wealth Aluminate Materials Co., Ltd., a PRC limited company;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States of America;
●	“Wealth Environmental Protection” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
●	“Wealth Environmental Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2013 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 20

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	December 31, 2012
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$22,547,303	$33,871,287
Accounts receivable	3,115,347	2,729,778
Inventories	1,180,623	1,447,570
Other current assets	17,291	31,479

Total current assets	26,860,564	38,080,114

Property, plant and equipment and land and mining rights, net	93,213,840	13,618,082
Deposit for mining right acquisition	-	63,480,677

Total assets	$120,074,404	$115,178,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$19,149,140	$19,044,203
Accounts payable	2,710,776	2,444,555
Accrued expenses	1,122,692	2,335,342
Due to shareholders	15,290	15,290
Value added taxes payable	943,901	646,743
Other taxes payable	181,806	160,605
Income tax payable	1,496,831	1,332,804

Total current liabilities	25,620,436	25,979,542

Deferred income taxes	353,914	311,425

Total liabilities	25,974,350	26,290,967

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 177,530 and 184,198 shares
issued and outstanding on March 31, 2013
and December 31, 2012	23	24
Common stock: $0.00018254172 par value, 39,062,500
shares authorized, 21,126,695 and 21,089,275 shares issued
and outstanding on March 31, 2013 and December 31, 2012	3,857	3,850
Additional paid-in capital	24,853,037	24,840,803
Accumulated other comprehensive income	7,567,845	7,071,841
Retained earnings (the restricted portion of retained earnings
is $496,396 on March 31, 2013 and December 31, 2012)	61,675,292	56,971,388

Total shareholders’ equity	94,100,054	88,887,906

Total liabilities and shareholders’ equity	$120,074,404	$115,178,873

The accompanying notes form an integral part of these condensed consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net revenue	$19,100,863	$17,757,465
Costs of revenue	10,484,922	9,743,823

Gross profit	8,615,941	8,013,642

Operating expenses:
Selling and marketing	663,513	655,797
General and administrative	1,212,930	1,162,046
Research and development	176,121	151,727
Total operating expenses	2,052,564	1,969,570

Income from operations	6,563,377	6,044,072

Other (expense)/income:
Interest income	25,186	567,587
Interest expense	(286,765)	-
Total other (expense)/income	(261,579)	567,587

Income before provision for income taxes	6,301,798	6,611,659

Provision for income taxes	1,585,654	1,700,858

Net income	4,716,144	4,910,801
Less: cumulative dividends on preferred stock	43,105	100,081
Net income attributable to common shareholders	$4,673,039	$4,810,720

Net income per common share - basic	$0.22	$0.25

Net income per common share - diluted	$0.21	$0.23

Weighted average number of common shares outstanding - basic	21,097,579	19,600,305

Weighted average number of common shares outstanding - diluted	22,010,265	21,824,325

The accompanying notes form an integral part of these condensed consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net income	$4,716,144	$4,910,801
Other comprehensive income -
foreign currency translation adjustments	496,004	439,421
Comprehensive income	$5,212,148	$5,350,222

The accompanying notes form an integral part of these condensed consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of December 31, 2012	184,198	$24	21,089,275	$3,850	$24,840,803
Net income	-	-	-	-	-
Shares issued in kind for the payment of preferred stock dividends	816	-	-	-	12,240
Preferred stock and related dividends in arrears converted to common stock	(7,484)	(1)	37,420	7	(6)
Other comprehensive income foreign currency translation adjustment	-	-	-	-	-

Balance as of March 31, 2013	177,530	$23	21,126,695	$3,857	24,853,037

The accompanying notes form an integral part of these condensed consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013

	Accumulated
	Other			Total
	Comprehensive	Retained Earnings		Shareholders’
	Income	Restricted	Unrestricted	Equity

Balance as of December 31, 2012	$7,071,841	$496,396	$56,474,992	$88,887,906
Net income	-	-	4,716,144	4,716,144
Shares issued in kind for the payment of preferred stock dividends	-	-	(12,240)	-
Preferred stock and related dividends in arrears converted to common stocks	-	-	-	-
Other comprehensive income - foreign currency translation adjustments	496,004	-	-	496,004

Balance as of March 31, 2013	$7,567,845	$496,396	$61,178,896	$94,100,054

The accompanying notes form an integral part of these condensed consolidated financial statements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,716,144	$4,910,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588,778	330,625
Deferred income taxes	40,294	4,703
Changes in operating assets and liabilities:
Accounts receivable	(369,918)	(1,849,116)
Interest receivable	-	157,443
Inventories	274,472	90,157
Advances to suppliers	-	2,553,005
Other current assets	14,338	-
Accounts payable	252,764	(108,340)
Accrued expenses	(1,223,500)	(381,562)
Value added taxes payable	299,198	434,361
Other taxes payable	14,200	47,641
Income tax payable	156,425	418,514
Net cash provided by operating activities	4,763,195	6,608,232

Cash flows from investing activities:
Purchase of property, equipment and improvement	(3,228)	(22,168)
Proceeds collected on note receivable	-	25,406,908
Mining right acquisition	(16,250,008)	-
Net cash (used in)/provided by investing activities	(16,253,236)	25,384,740

Cash flows from financing activities:
Decrease in restricted cash	-	300,000
Net cash provided by financing activities	-	300,000

Effect of exchange rate changes on cash and cash equivalents	166,057	92,542

Net (decrease)/increase in cash and cash equivalents	(11,323,984)	32,385,514
Cash and cash equivalents at the beginning of period	33,871,287	26,383,537

Cash and cash equivalents at the end of period	$22,547,303	$58,769,051

Supplemental disclosure of cash flow information:
Interest paid	$286,765	$-
Income tax paid	$1,429,228	$1,277,641

Non-cash investing and financing activities:
Reclassify deposit for mining right acquisition to property, plant and equipment and land and mining rights	$63,480,677	$-
Preferred stocks issued in kind for payment of dividends	$12,240	$-

The accompanying notes form an integral part of these condensed consolidated financial statements

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

The share exchange transaction has been treated as a recapitalization of WEP, with Huixin emerging as the surviving legal entity and WEP is considered as the acquirer for accounting purposes.  Prior to the recapitalization, Huixin had essentially no assets or liabilities and issued approximately 96% of its outstanding shares to the shareholders of WEP and their designees in the recapitalization. The historical consolidated financial statements of WEP are retroactively presented as the financial statements of Huixin.   A summary of the Company subsidiaries is currently as follows:

	Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental Protection Group, Inc (“WEP”)	British Virgin Islands June 3, 2010	$7,000	100% Owned	Holding Company

Wealth Environmental Technology Holding Ltd.(“Wealth Technology”) Hong Kong	Hong Kong June 18, 2010	$1,299	100% Owned	Holding Company

Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. (“Jiangmen Huiyuan”) Jiangmen, Guandong Province	Peoples Republic Of China (“PRC”) July 22, 2010	$15,082	100% Owned - Wholly Foreign Owned Entity (“WFOE”)	Holding Company

Guangdong Huixin Environmental Protection Co., Ltd. (formerly “Jiangmen Wealth Water Purifying Agent Co., Ltd”) (“Guangdong Huixin”) Jiangmen, Guandong Province	PRC April 25, 2003	$4,049,060	100% Control Through Contractual Arrangements	Manufacturing of water purifying agents

Guizhou Yufeng Melt Co., Ltd. (“Guizhou Yufeng”) Guizhou Province	PRC March 25, 2005	$4,233,854	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

Shanxi Wealth Aluminate Materials Co., Ltd (“Shanxi Weath”) Shanxi Province	PRC April 8, 2004	$6,786,056	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder using bauxite and limestone from mines controlled under mining rights agreements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation, continued

On September 29, 2010, Jiangmen Huiyuan entered into a series of contractual agreements with Guangdong Huixin (formerly “Jiangmen Wealth Water”), and its shareholders, in which Jiangmen Huiyuan effectively assumed management of the business activities of Guangdong Huixin and has the right to appoint all executives and senior management and the members of the board of directors of Guangdong Huixin. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Equity Interest Pledge Agreement and Power of Attorney, through which Jiangmen Huiyuan has the right to provide exclusive complete business support and technical and consulting service to Guangdong Huixin for an annual fee in the amount of Guangdong Huixin’s yearly net profits after tax. Additionally, Guangdong Huixin’s shareholders have pledged their rights, titles and equity interest in Guangdong Huixin as security for Jiangmen Huiyuan to collect consulting and services fees provided to Guangdong Huixin through an Equity Pledge Agreement. In order to further reinforce Jiangmen Huiyuan’s rights to control and operate Guangdong Huixin, the shareholders of Guangdong Huixin have granted Jiangmen Huiyuan the exclusive right and option to acquire all of their equity interests in Guangdong Huixin through an Exclusive Option Agreement.

Based on Jiangmen Huiyuan’s contractual relationship with Guangdong Huixin, the Company has determined that a variable interest entity has been created and therefore Guangdong Huixin is considered a consolidated subsidiary of the Company. Additionally, because all of the companies are currently under common control, the series of agreements and restructurings referred to above have been accounted for as a reorganization of the entities and the financial statements have been prepared as if the reorganization had occurred retroactively.  Accordingly these financial statements present the consolidated operating results, assets and liabilities of Guangdong Huixin and its subsidiaries, which are collectively referred to as the “Company”.

The Company produces and sells water purifying agents and high-performance aluminate calcium (HAC) powder, the core ingredient of its water purifying agents in China.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Huixin as of March 31, 2013, the results of operations, and cash flows for the three-month periods ended March 31, 2013 and March 31, 2012. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements present the consolidated accounts of WEP and its subsidiaries, Wealth Technology, Jiangmen Huiyan, and its variable interest entities, Guangdong Huixin, Guizhou Yunfeng and Shanxi Wealth, which are collectively referred to as the “Company”. This presentation is based upon the retroactive treatment of series of agreements and restructurings of companies under common control as described in Note (1).

All inter-company transactions and balances have been eliminated in preparation of the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include collectability of accounts receivable, useful lives and impairment of property and equipment, mineral reserves available for mining production, total expected use of mineral reserves and value and realizability of intangible assets.  Actual results could differ from those estimates.

Segments

For the three months ended March 31, 2013 and 2012, the Company’s operations have been broken down into 3 segments based on production facility, in the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2013  and December 31, 2012 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company’s main source of revenue is generated from sales of water purifying agents and high-performance calcium aluminates  powder (“HAC powder”). The Company recognizes revenue when there is persuasive evidence of a sales arrangement, delivery and acceptance by the customer has occurred, the sales price is fixed or determinable, and collection is probable. Under the Company’s typical sales terms for both water purifying agents and HAC powder, the Company recognizes revenue when product is shipped from its production facilities because shipments are made FOB shipping point with the customer bearing all shipping costs and title and risk of loss transferring to the customer upon shipment. Sales terms for water purifying agents and HAC powder do not include customer acceptance provisions, the right of return (unless the product is proven to be defective) or other post-delivery obligations. The Company has not experienced any significant returns associated with defective product.

 Major Customers

During the three months ended March 31, 2013 and 2012, no customer accounted for 10% or more of our net revenue.

Major Suppliers

During the three months ended March 31, 2013 and 2012, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012

Supplier 1	15%	19%
Supplier 2	10%	15%

Value-Added Tax (“VAT”)

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the three months ended March 31, 2013 and 2012, with information related to the liability for uncollected or unremitted VAT at March 31, 2013 and 2012:

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

VAT billed to customers for sales during the period	$3,718,906	$3,452,348
Less: VAT billed to the Company for purchases during the period	1,360,320	1,201,546

Net VAT on transactions took place during the period	2,358,586	2,250,802
Amount remitted to the PRC	(2,061,428)	(1,814,292)
VAT payable at beginning of period	646,743	497,581

VAT payable at period end	$943,901	$934,091

	As of	As of
	March 31,	December 31,
	2013	2012

Liabilities for taxes collected but not remitted	$491,244	$250,109
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC	452,657	396,634

VAT payable at period end	$943,901	$646,743

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012

Net income attributable to common shareholders - Basic	$4,673,039	$4,810,720

Add: cumulative dividends attributable to 6% convertible preferred stock	43,105	100,081

Net income attributable to common shareholders	$4,716,144	$4,910,801

Weighted average number of common shares outstanding - Basic	21,097,579	19,600,305

Dilutive effect of preferred stock conversion	912,686	2,224,020

Weighted average number of common shares outstanding - Diluted	22,010,265	21,824,325

Earnings per share:
Basic	$0.22	$0.25

Diluted	$0.21	$0.23

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	Inventories

A summary of inventories is as follows:

	March 31, 2013	December 31, 2012

Raw Materials	$866,520	$949,111
Work in progress	40,352	33,228
Finished goods	273,751	465,231

	$1,180,623	$1,447,570

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

(5)	Property, Plant and Equipment and Land and Mining Rights

A summary of property, plant and equipment and land and mining rights is as follows:

	March 31, 2013	December 31, 2012

Leasehold improvement	$3,366,461	$3,348,013
Production equipment	6,814,415	6,777,072
Furniture and fixtures	474,459	468,644
Automobiles	576,056	572,900
Land use rights	2,307,478	2,294,833
Mining rights	89,203,077	9,045,997

	102,741,946	22,507,459
Less: Accumulated depreciation	9,528,106	8,889,377

	$93,213,840	$13,618,082

On August 28, 2012, the Company entered into a transfer agreement with Xiuwen Longchang Mineral Industry Co., Ltd (“Longchang Mineral”), pursuant to which, Longchang Mineral transferred its aluminum bauxite mine mining right located at Xiuwen County Longchang Town Ganba 25th Group, PRC to the Company for consideration of approximately $80 million (RMB502 million) and the Company transferred its aluminum bauxite mine mining right located at Xiumen, Guizhou, PRC, to Longchang Mineral as in-kind exchange for consideration of approximately $2.87 million (RMB18 million). As of December 31, 2012, the Company paid approximately $63.4 million (RMB400 million) as deposit for the mining right acquisition.

During the three months ended March 31, 2013, the Company transferred its Guizhou aluminum bauxite mine mining right and paid approximately an additional $16.3 million (RMB102 million) to Longchang Mineral to complete the transaction. On February 6, 2013, the Company received a license form Guizhou National Land and Resource, PRC granting the Company a mining right for the aluminum bauxite mine located at Xiuwen County, Longchang Town, Ganba 25th Group.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Property, Plant and Equipment and Land and Mining Rights, continued

Depreciation and amortization expense was $588,778 and $330,625 for the three months ended March 31, 2013 and 2012.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Depreciation of plant, equipment and improvements	$196,279	$185,678
Amortization of land use rights	12,699	12,658
Amortization of mining rights	379,800	132,289

	$588,778	$330,625

At March 31, 2013 and December 31, 2012, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce:

●	300,000 tons of limestone, from which the calcium needed for production of its products is derived; and
●	360,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three months ended March 31, 2013 and 2012, the Company had production from its limestone and bauxite mines as follows (in tons):

	Three Months Ended March 31,
	2013	2012

Limestone	24,142	23,643
Bauxite	58,383	57,304

(6)	Short-term debt

The Company's short-term debt consisted of the following:

	March 31,	December 31,
	2013	2012

Short term note (1)	$12,766,093	$12,696,135
Short term note (2)	6,383,047	6,348,068

Total	$19,149,140	$19,044,203

On August 23, 2012, the Company entered into a $12.70 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, personally guaranteed by Mr. Tan and Ms. Du, which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at March 31, 2013). Interest under the short term note is paid monthly at the end of each month. As of March 31, 2013, all interest was fully paid.

On December 3, 2012, the Company entered into a $6.35 million (RMB40,000,000) short-term note agreement with IB with a one year maturity, is personally guaranteed by Mr. Tan and Ms. Du, which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at March 31, 2013). Interest under the short term note is paid monthly at the end of each month. As of March 31, 2013, all interest was fully paid.

Interest expense related to short-term debts was $286,765 and $0 for the three months ended March 31, 2013 and 2012.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2013 and 2012 because substantially all of the Company’s operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (“New CIT Law”), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of March 31, 2013, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of March 31, 2013, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% statutory tax rate in 2013 and 2012.  Following is a reconciliation of the Company’s income tax provision of $1,585,654 and $1,700,858 for the three months ended March 31, 2013 and 2012, respectively, respectively, to the expected US statutory rate of 34%:

	Three Months Ended March 31,
	2013	2012
Computed tax at the U.S. federal statutory rate of 34%	$2,142,611	$2,247,964

Tax rate difference between the US and PRC on foreign earnings	(567,162)	(595,049)
Change in valuation allowance	13,879	65,131
Other	(3,674)	(17,188)

	$1,585,654	$1,700,858

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes, continued

At March 31, 2013 and December 31, 2012, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$1,443,894	$1,240,356
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,518,894	1,315,356

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(428,914)	(386,425)
Total deferred tax liabilities	(428,914)	(386,425)
Net deferred tax assets before valuation allowance	1,089,980	928,931
Valuation allowance	(1,443,894)	(1,240,356)
Net deferred tax liabilities	$(353,914)	$(311,425)

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

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its condensed consolidated financial statements.

(8)	Shareholders’ Equity

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A Wholly Foreign-Owned Enterprise (“WFOE”) is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of March 31, 2013 and December 31, 2012 and the balance represents a fully funded General Reserve Fund.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Shareholders’ Equity

Following is an analysis of the general fund by subsidiary at March 31, 2013 and December 31, 2012:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Guangdong Huixin	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shanxi Wealth	619,806	418,384

	$743,768	$496,396

Preferred Stock

During the three months ended March 31, 2013, the Company paid $12,240 in preferred stock dividends, all of these dividends were paid in-kind at $15 per preferred share based on the pricing of the subscription agreement dated on December 15, 2010 for the total issuance of 816 shares of preferred stock with each of the preferred shares convertible into five common shares.

Common Stock

During the three months ended March 31, 2013, 7,484 preferred shares were converted into 37,420 common shares per subscription agreement.

(9)	Related Party Balances and Transactions

On August 23, 2012, the Company entered into a $12.70 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, personally guaranteed by Mr. Tan and Ms. Du, which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at March 31, 2013). Interest under the short term note is paid monthly at the end of each month. As of March 31, 2013, all interest was fully paid.

On December 3, 2012, the Company entered into a $6.35 million (RMB40,000,000) short-term note agreement with IB with a one year maturity, is personally guaranteed by Mr. Tan and Ms. Du, which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% at March 31, 2013). Interest under the short term note is paid monthly at the end of each month. As of March 31, 2013, all interest was fully paid.

During the year ended December 31, 2010, the Company executed a lease agreement for its corporate office space owned by Mr. Tan. The lease is for a term of 5 years from January 1, 2011 to December 31, 2015 with monthly lease payments of $12,696. The Company incurred rent expense approximately of $38,000 related to this office lease during the three months ended March 31, 2013 and 2012.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information

The Company follows FASB ASC 280, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. The Company has three operating segments identified by manufacturing facility and each segment is operated in a separate subsidiary. The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items. The operations and product produced by the Company’s various segments are as follows:

●
Guangdong Huixin produces water purification agents for specific industrial uses such as the  treatment of waste water from paper mills, decolorization agent to treat waste water that contains active dyes, acid dyes and direct dyes produced in the textile and printing industry, and other industry specific water purification applications. The Company uses HAC powder produced by the Guizhou Yefeng segment in the production of its water purification agents.

●
Guizhou Yefeng produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is used by Guangdong Huixin in the production of its water purification agents and is also sold to outside customers for waste water treatment.

●	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

●	Other represents the cost of corporate activities and eliminations

The segment data presented below was prepared on the same basis as the Company’s condensed consolidated financial statements:

For the three months ended March 31, 2013:

	Guangdong Huixin	Guizhou Yefeng	Shanxi Wealth	Corporate	Eliminations	Total

Net revenue	$9,800,080	$4,072,373	$7,546,532	$-	$(2,318,122)	$19,100,863
Cost of revenue	5,906,037	2,423,184	4,473,823	-	(2,318,122)	10,484,922

Gross profit	3,894,043	1,649,189	3,072,709	-	-	8,615,941

Selling and marketing	242,874	76,460	344,179	-	-	663,513
General and administrative	550,706	158,564	325,113	178,547	-	1,212,930
Research and development	167,279	8,842	-	-	-	176,121

Income from operations	$2,933,184	$1,405,323	$2,403,417	$(178,547)	$-	$6,563,377

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information, continued

For the three months ended March 31, 2012

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$8,971,234	$3,588,278	$7,258,311	$-	$(2,060,358)	$17,757,465
Cost of revenue	5,660,752	1,942,449	4,200,980	-	(2,060,358)	9,743,823

Gross profit	3,310,482	1,645,829	3,057,331	-	-	8,013,642

Selling and marketing	251,885	71,510	332,402	-	-	655,797
General and administrative	427,835	141,287	294,171	298,753	-	1,162,046
Research and development	142,914	8,813	-	-	-	151,727

Income from operations	$2,487,848	$1,424,219	$2,430,758	$(298,753)	$-	$6,044,072

As of March 31, 2013

	Guangdong Huixin	Guizhou Yefeng	Shanxi Wealth	Corporate	Eliminations	Total

Current assets	$54,221,944	$4,890,580	$29,096,889	$5,579,005	$(66,927,854)	$26,860,564
Property, plant and equipment,
land use and
mining rights	2,648,565	84,382,690	6,182,585	-	-	93,213,840

Total assets	$56,870,509	$89,273,270	$35,279,474	$5,579,005	$(66,927,854)	$120,074,404

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our condensed consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Company Overview

We are a leading producer and distributer of water purifying agents and High-performance Aluminate Calcium (HAC) powder, the core component of water purifying agents. We manufactured and distributed approximately 322,000 and 290,000 tons water purifying agent and 288,000 and 277,000 tons of high calcium aluminates powder for the years ended December 31, 2012 and 2011. Our products are distributed in the southern, south-western, mid-eastern, and eastern part of China. We supply water purifying products for industries such as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water.

Our products are manufactured and distributed by our Operating Companies. Guangdong Huixin is engaged in the production and sale of water purifying agents. Water purifying agents’ core raw material is HAC powder, which is exclusively supplied by Guizhou Yufeng, a wholly owned subsidiary of Guangdong Huixin. Although Guizhou Yufeng sells HAC powder to third party customers, it prioritizes the supply to Guangdong Huixin over third party customers and ensures that its supply meets the demand of Guangdong Huixin before products being sold to other customers. Shanxi Wealth also manufactures HAC powder and distributes all of its products to third party customers. HAC powder’s core raw materials are aluminate ore and limestone, both of which can be supplied by the mines operated by the Company with its land use and mining rights agreements.

Results of Operations

The following table shows key components of our results of operations during the three months ended March 31, 2013 and 2012, in both U.S. dollars and as a percentage of our total revenue.

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue

Net revenue	$19,100,863	100.00%	$17,757,465	100.00%
Cost of revenue	10,484,922	54.89%	9,743,823	54.87%

Gross profit	8,615,941	45.11%	8,013,642	45.13%

Operating expenses:
Selling and marketing	663,513	3.47%	655,797	3.69%
General and administrative	1,212,930	6.35%	1,162,046	6.54%
Research and development	176,121	0.92%	151,727	0.86%
Total operating expenses	2,052,564	10.75%	1,969,570	11.09%

Income from operations	6,563,377	34.36%	6,044,072	34.04%

Other (expense)/income:
Interest income	25,186	0.13%	567,587	3.19%
Interest expense	(286,765)	(1.50)%	-	-
Total other (expense)/income	(261,579)	(1.37)%	567,587	3.19%

Income before provision for income taxes	6,301,798	32.99%	6,611,659	37.23%

Provision for income taxes	1,585,654	8.30%	1,700,858	9.58%

Net income	$4,716,144	24.69%	$4,910,801	27.65%

Three Months Ended March 31, 2013 and March 31, 2012:

Revenue:

Our consolidated revenue increased by $1,343,398 or 7.57%, to $19,100,863 for three months ended March 31, 2013 from $17,757,465 for the three months ended March 31, 2012. The increase in revenue for the three months ended March 31, 2013 was primarily due to increase of sales quantities and selling prices of purifying agents and HAC powder during the three months ended March 31, 2013 as compared to those during the same period of 2012.

Our revenue from sales of water purifying agents for the three months ended March 31, 2013 was $9,800,080 and for the three months ended March 31, 2012 was $8,971,234, representing an increase of $828,846 or approximately 9.24%.   The increase was primarily due to increase of selling prices by approximately 2.04% and increases in sales quantities by approximately 5.39% during the three months ended March 31, 2013 as compared to those in the same period of 2012. The increase was due to continuous increase of the sales of our water purifying agents through expansion of our customer base and increased orders from our existing customers.

Our revenue from sales of HAC powder for the three months ended March 31, 2013 was $9,300,783 and for the three months ended March 31, 2012 was $8,786,231, representing an increase of $514,552 or approximately 5.86%.  The increase was primarily due to increase of selling prices by approximately 4.0% and increases in sales quantities by approximately 2.67% during the three months ended March 31, 2013 as compared to those in the same period of 2012. The increase was due to continuous increase of the sales of our HAC powder through expansion of our customer base and increased orders from our existing customers.

Costs of Revenue:

Costs of consolidated revenue increased by $741,099 or 7.61%, to $10,484,922 for the three months ended March 31, 2013 from $9,743,823 for the three months ended March 31, 2012.  The increase in the costs of revenue was mainly due to the increase of raw material (for HAC powder) costs, labor and overhead cost in line with the our sales increases; the cost of revenue ratio to revenue was approximately the same during the three months ended March 31, 2013 as compared to that of the same period in 2012.

Costs of revenue from sales of water purifying agents for the three months ended March 31, 2013 were $3,587,915, a decrease of $12,479 or 0.35%, from $3,600,394 for the same period in 2012.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 37% and 40% for the three months ended March 31, 2013 and 2012. The decrease of costs of revenue from sales of water purifying agents was primarily attributable to the decrease of raw material (for water purifying agents) prices.

Costs of revenue from sales of HAC powder for the three months ended March 31, 2013 were $6,897,007, an increase of $753,378 or 12.27%, from $6,143,429 for the same period in 2012.    As a percentage of net revenue, costs of revenue from sales of HAC powder approximated 74% and 70% for the three months ended March 31, 2013 and 2012. The increase of costs of revenue from sales of HAC powder was primarily attributable to the increase of raw material (for HAC powder) prices and overall labor and overhead cost increase.

Gross profit and Gross Profit Margin:

Our gross profit increased by $602,299 or 7.52% to $8,615,941 for the three months ended March 31, 2013 from $8,013,642 for the three months ended March 31, 2012. Our gross profit margin (gross profit divided by net revenue) decreased to 45.11% for the three months ended March 31, 2013 from 45.13% for the three months ended March 31, 2012.  The decrease in gross margin was primarily due to the increases of raw materials for HAC powder, labor and overhead cost at a faster pace than the increases of our sales prices.

Selling and Marketing Expenses:

Our selling and marketing expenses increased by $7,716 or 1.18% to $663,513 for the three months ended March 31, 2013 from $655,797 for the three months ended March 31, 2012.  The increase in our selling and marketing expenses in the three months ended March 31, 2013 was primarily due to increases of payroll expenses resulting from increase of our head count and pay increase as compared to those in the same period of 2012.

General and Administrative Expenses:

Our general and administrative expenses increased by $50,884 or 4.38% to $1,212,930 for the three months ended March 31, 2013 from $1,162,046 for the three months ended March 31, 2012.  The increase in our general and administrative expenses was primarily attributable to the increase of general increases in our overall expenses including payroll expenses resulting from increase of our head count and pay increase, benefits and other office expenses.

Research and Development Cost:

Our research and development cost increased by $24,394 or 16.08% to $176,121 for the three months ended March 31, 2013 from $151,727 for the three months ended March 31, 2012.  We continue to incur expenses to improve and develop new products.   We expect to continue increasing our research and development efforts to enhance the competitiveness of our products.

Other income (expenses):

Interest income:

Our interest income decreased by $542,401 or 96% to $25,186 for the three months ended March 31, 2013 from $567,587 for the three months ended March 31, 2012.  The decrease was primarily due to the lack of interest income earned from secured note receivable for the three months ended March 31, 2013 as compared to same period of 2012.

Interest expense increased by $286,765, or 100% for the three months ended March 31, 2013 from $0 for the three months ended March 31, 2012. The increase was due to interest expense for short-term loans obtained during the second half of 2012 for use in our business operations and mining right acquisition.

Net Income:

Net income for the three months ended March 31, 2013 decreased by $194,657 or 3.96% to $4,716,144 for the three months ended March 31, 2013 from $4,910,801 for the three months ended March 31, 2012.  Our revenue and costs of revenue increased by approximately the same percentage, 7.6%, and gross profit increased by $602,299 during the three months ended March 31, 2013, as compared to that in the same period of 2012.  The decrease of our net income was primarily due to decrease in interest income from note receivable of approximately $541,000 and increase in interest expense of $286,765 for the short-term loans.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $22.5 million as of March 31, 2013, as compared to $33.9 million as of December 31, 2012.

Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC, which do not provide insurance for funds held on deposit.  In the event of a bank failure, we may incur loss for our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.  In addition, as of March 31, 2013, the Company had cash deposits of approximately $22.3 million, placed with several banks in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in accounts with banks and financial institutions.

We had working capital of approximately $1.2 million and $12.1 million as of March 31, 2013 and December 31, 2012. The decrease of working capital was primarily due to our use of cash for the final payment of the mining rights acquisition.

Our accounts receivable has been a relatively insignificant portion of our current assets, representing $3.1 million and $2.7 million, or 11.5% and 7.0% of total current assets, as of March 31, 2013 and December 31, 2012.  We began to offer longer credit terms to our good standing customers starting in 2011, per the requests of our customers due to the tightening monetary policies imposed by the Government in 2011.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectability of specific customer accounts, our history of bad debts, and the general condition of the industry.

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

Our aging of accounts receivable could result in our inability to collect receivables requiring us to increase our allowance for doubtful accounts, which would decrease our net income and working capital.  We experienced no bad debt expense during the three months ended March 31, 2013 and the year ended December 31, 2012. As of March 31, 2013, we believed it was appropriate not to record any bad debt expense primarily due to our historical ability to collect our accounts receivable. Bad debt expense was $0 for the three months ended March 31, 2013 and the year ended December 31, 2012.

Inventories amounted to approximately $1.2 million as of March 31, 2013, as compared to approximately $1.4 million as of December 31, 2012.   Since our mines can provide stable and sufficient supplies of raw materials for our productions and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We may, however, decide to increase our inventory levels in the future, including both of raw materials and finished goods, in order to meet the market demands.

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds were approximately $325,000 and $262,000 for the three months ended March 31, 2013 and 2012.  We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of insufficient contribution of social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

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

Future Capital Expenditures

In future years, as we accelerate expansion, we expect continued capital expenditures for adding manufacturing equipment, expanding workshops and harbors, and modernizing existing equipment. We believe that such expansion will have a material impact on liquidity, capital resources and/or results of operations.  However, we believe our existing cash, cash equivalents and cash flows from operations and proceeds from the completed financing in December 2010 will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and loan borrowed from bank.

We do not have a present plan with respect to steps to expand our production or a reasonable estimate of the capital expenditures associated with the expansion.

Cash Flow

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$4,763,195	$6,608,232
Net cash (used for) provided by investing activities	(16,253,236)	25,384,740
Net cash provided by financing activities	-	300,000
Effect of exchange rate changes on cash and cash equivalents	166,057	92,542
Cash and cash equivalents at the beginning of period	33,871,287	26,383,537
Cash and cash equivalents at the end of period	$22,547,303	$58,769,051

Net cash provided by operating activities was approximately $4.8 million for the three months ended March 31, 2013, compared to $6.6 million for the three months ended March 31, 2012. The decrease of net cash provided by operating activities was primarily due to increase of account receivable in the amount of $369,918 and decrease of accrued liabilities in the amount approximately of $1.2 million which was partially offset by the decrease of inventories of $274,472 during the three months ended March 31, 2013.  During the three months ended March 31, 2012, net cash provided by operating activities was attributable to decrease of advance payment to suppliers in the amount of $2.5 million which was partially offset by increase in accounts receivable of $1.8 million.

Investing activity during the three months ended March 31, 2013 included cash used for the mining right acquisition in the amount of $16 million.  In addition, we purchased equipment of $3,228 and $22,168 during the three months ended March 31, 2013 and 2012.

We had no financing activities during the three months ended March 31, 2013. Financing activities for the quarter ended March 31, 2012 was related to releases of restricted cash pursuant to the Holdback Escrow Agreements and related Amendments to the original agreements in the amounts of $300,000.

Based upon our present plans, we believe that cash on hand and cash flow from operations will be sufficient to fund our capital needs in the next twelve months. We expect that our primary sources of funding in the next twelve months will be from cash flows from operations. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control our cost of revenue and other operating expenses. If we do not have sufficient cash, we would have to obtain additional debt financing or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

	Three Months Ended March 31,
	2013	2012

Effect on beginning cash at period end exchange rate	$184,783	$167,213
Effect from operating activities during the period	8,039	(15,554)
Effect from investing activities during the period	(26,765)	(59,117)
Effect of exchange rate changes on cash	$166,057	$92,542

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories. Inventories are comprised of raw materials and finished goods which are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include materials, direct labor, and manufacturing overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

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

China

Before the implementation of the New CIT Law, Foreign Invested Enterprise (“FIE") established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or CIT, rate of 33%, which included a 30% state income tax and a 3% local income tax. On March 16, 2007, the National People’s Congress of China passed the New CIT Law, and on November 28, 2007, the State Council of China passed the CIT Law Implementing Rules which took effect on January 1, 2008. The CIT Law and its implementing rules impose a unified CIT of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the New CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a CIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the New CIT Law, we may be classified as a “resident enterprise” of China contained in our Current Report on Form 8-K dated December 15, 2010, as amended. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

In addition, the New CIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. In this regard, we expect that 10% withholding tax will apply to dividends paid to Wealth Environmental Technology by Jiangmen Huiyuan.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2012 and December 31, 2011, which have not been fully remediated as of March 31, 2013.

Remediation Activities

We implemented or are in the process of implementing the following measures to remediate the material weakness identified above:

(1)  We hired a consultant with extensive experience in U.S. GAAP and SEC reporting in May 2011 to improve our knowledge of U.S. GAAP and SEC reporting;
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

During the quarter ended March 31, 2013, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its internal control over financial reporting.

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

HUIXIN WASTE WATER SOLUTIONS, INC.

Dated: May 15, 2013	By:	/s/ Mingzhuo Tan
Mingzhuo Tan President and Chief Executive Officer (Duly authorized officer and principal executive officer)

Dated: May 15, 2013	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer )

Exhibit Index

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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