Form 10-Q
period 2013-06-30
Huixin Waste Water Solutions, Inc.
filed 2013-08-13
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 13, 2013, 22,456,695 ordinary shares, par value $0.00018254172 per share were issued and outstanding.

HUIXIN WASTE WATER SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2013

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Huixin Waste Water Solutions, Inc. and its consolidated subsidiaries, Wealth Environmental Protection (or “WEP”), Wealth Technology, Jiangmen Huiyuan, and its variable interest entities, Guangdong Huixin (formerly “Jiangmen Wealth”), Guizhou Yufeng, and Shanxi Wealth.

In addition, unless the context otherwise requires and for the purposes of this report only, references to the following terms have the meaning assigned to each of them hereof:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Jiangmen Huiyuan” refers Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. Ltd ., a wholly foreign owned enterprise organized under the PRC laws;
●	“Guangdong Huixin” refers to Guangdong Huixin Environmental Protection Co., Ltd., a PRC limited liability company, (formerly “Jiangmen Wealth Water Purifying Agent Co., Ltd”).
●	“Operating Company” or “Operating Companies” refers to Jiangmen Huiyuan, Guangdong Huixin, Guizhou Yufeng and Shanxi Wealth;
●	“Guizhou Yufeng” refers to Guizhou Yufeng Melt Co., Ltd., a PRC limited company;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shanxi Wealth” refers to Shanxi Wealth Aluminate Materials Co., Ltd., a PRC limited company;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States of America;
●	“Wealth Environmental Protection” or “WEP” refers to Wealth Environmental Protection Group, Inc., a British Virgin Islands company; and
●	“Wealth Technology” refers to Wealth Environmental Technology Holding, Ltd., a Hong Kong company.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2013 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-21

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$29,446,540	$33,871,287
Accounts receivable	4,511,451	2,729,778
Inventories	1,028,735	1,447,570
Other current assets	17,553	31,479

Total current assets	35,004,279	38,080,114

Property, plant, equipment, land and mining rights, net	93,735,467	13,618,082
Deposit for mining right acquisition	-	63,480,677

Total assets	$128,739,746	$115,178,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$19,438,896	$19,044,203
Accounts payable	2,811,109	2,444,555
Accrued expenses	1,133,773	2,335,342
Due to shareholders	15,290	15,290
Value added taxes payable	981,862	646,743
Other taxes payable	172,908	160,605
Income tax payable	467,699	1,332,804

Total current liabilities	25,021,537	25,979,542

Deferred income taxes	404,799	311,425

Total liabilities	25,426,336	26,290,967

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 177,530 and 184,198 shares
issued and outstanding on June 30, 2013
and December 31, 2012	23	24
Common stock: $0.00018254172 par value, 39,062,500
shares authorized, 22,456,695 and 21,089,275 shares issued
and outstanding on June 30, 2013 and December 31, 2012	4,099	3,850
Additional paid-in capital	31,502,795	24,840,803
Accumulated other comprehensive income	9,024,516	7,071,841
Retained earnings (the restricted portion of retained earnings
is $496,396 on June 30, 2013 and December 31, 2012)	62,781,977	56,971,388

Total shareholders’ equity	103,313,410	88,887,906

Total liabilities and shareholders’ equity	$128,739,746	$115,178,873

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	$23,540,360	$21,133,746	$42,641,223	$38,891,211
Cost of revenue	12,814,860	11,694,497	23,299,782	21,438,320

Gross profit	10,725,500	9,439,249	19,341,441	17,452,891

Operating expenses:
Selling and marketing	753,507	764,797	1,417,020	1,420,594
General and administrative	1,344,339	1,173,659	2,557,269	2,335,705
Research and development	178,234	167,819	354,355	319,546
Stock-based compensation expense	6,650,000	-	6,650,000	-
Total operating expenses	8,926,080	2,106,275	10,978,644	4,075,845

Income from operations	1,799,420	7,332,974	8,362,797	13,377,046

Other income/(expense):
Interest income	23,418	60,840	48,604	628,427
Interest expense	(296,614)	(56,120)	(583,379)	(56,120)
Total other income	(273,196)	4,720	(534,775)	572,307

Income before provision for income taxes	1,526,224	7,337,694	7,828,022	13,949,353

Provision for income taxes	419,539	1,852,454	2,005,193	3,553,312

Net income	1,106,685	5,485,240	5,822,829	10,396,041
Less cumulative dividends on preferred stock	43,228	100,081	86,333	200,162
Net income attributable to common shareholders	$1,063,457	$5,385,159	$5,736,496	$10,195,879

Net income per common share - basic	$0.05	$0.27	$0.27	$0.52

Net income per common share - diluted	$0.05	$0.25	$0.26	$0.48

Weighted average number of common shares outstanding - basic	21,163,639	19,600,305	21,161,979	19,600,305

Weighted average number of common shares outstanding - diluted	22,047,209	21,824,325	22,047,209	21,824,325

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,106,685	$5,485,240	$5,822,829	$10,396,041
Other comprehensive income
Foreign currency translation adjustments	1,456,671	37,996	1,952,675	477,417
Comprehensive income	$2,563,356	$5,523,236	$7,775,504	$10,873,458

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of December 31, 2012	184,198	$24	21,089,275	$3,850	$24,840,803
Net income	-	-	-	-	-
Shares issued in kind for the payment of preferred stock dividends	816	-	-	-	12,240
Preferred stock and related dividends in arrears converted to common stock	(7,484)	(1)	37,420	7	(6)
Common stock issued for services	-	-	1,330,000	242	6,649,758
Other comprehensive income foreign currency translation adjustment	-	-	-	-	-

Balance as of June 30, 2013	177,530	$23	22,456,695	$4,099	$31,502,795

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013

	Accumulated
	Other			Total
	Comprehensive	Retained Earnings		Shareholders’
	Income	Restricted	Unrestricted	Equity

Balance as of December 31, 2012	$7,071,841	$496,396	$56,474,992	$88,887,906
Net income	-	-	5,822,829	5,822,829
Shares issued in kind for the payment of preferred stock dividends	-	-	(12,240)	-
Preferred stock and related dividends in arrears converted to common stocks	-	-	-	-
Common stock issued for services	-	-	-	6,650,000
Other comprehensive income - foreign currency translation adjustments	1,952,675	-	-	1,952,675

Balance as of June 30, 2013	$9,024,516	$496,396	$62,285,581	$103,313,410

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,822,829	$10,396,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486,363	676,879
Deferred income taxes	84,458	5,115
Issuance of common stock for services	6,650,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,706,762)	(1,407,992)
Interest receivable	-	157,314
Inventories	444,064	(48,906)
Other current assets	14,424	3,855,497
Accounts payable	391,435	108,765
Accrued expenses	(1,315,969)	(329,144)
Value added taxes payable	303,459	345,296
Other taxes payable	23,719	67,995
Income tax payable	(900,909)	587,237
Net cash provided by operating activities	11,297,111	14,414,097

Cash flows from investing activities:
Purchase of property, equipment and improvement	(17,904)	(25,294)
Promissory note receivable from non related party	-	25,385,986
Mining rights acquisition	(16,250,008)	-
Net cash (used in)/ provided by investing activities	(16,267,912)	25,360,692

Cash flows from financing activities:
Proceeds received from short-term debt	-	22,530,063
Decrease in restricted cash	-	550,000
Net cash provided by financing activities	-	23,080,063

Effect of exchange rate changes on cash and cash equivalents	546,054	119,856

Net (decrease)/increase in cash and cash equivalents	(4,424,747)	62,974,708

Cash and cash equivalents at the beginning of period	33,871,287	26,383,537
Cash and cash equivalents at the end of period	$29,446,540	$89,358,245

Supplemental disclosure of cash flow information:
Income taxes paid	$2,821,638	$2,960,960
Interest paid	$583,379	$56,120

Non-cash investing and financing activities:
Reclassify deposit for mining right acquisition to property, plant, equipment, land and mining rights	$63,480,677	$-
Preferred stock issued in kind for payment of dividends	$12,240	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

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

	Domicile and
	Date of	Paid -In	Effective
Name and Location	Incorporation	Capital	Ownership	Activities

Wealth Environmental Protection Group, Inc (“WEP”)	British Virgin Islands June 3, 2010	$7,000	100% Owned	Holding Company

Wealth Environmental Technology Holding Ltd. (“Wealth Technology”) Hong Kong	Hong Kong June 18, 2010	$1,299	100% Owned	Holding Company

Jiangmen Huiyuan Environmental Protection Technology Consultancy Co. (“Jiangmen Huiyuan”) Jiangmen, Guandong Province	People’s Republic Of China (“PRC”) July 22, 2010	$15,082	100% Owned - Wholly Foreign Owned Entity (“WFOE”)	Holding Company

Guangdong Huixin Environmental Protection Co., Ltd. (formerly “Jiangmen Wealth Water Purifying Agent Co., Ltd”) (“Guangdong Huixin”) Jiangmen, Guandong Province	PRC April 25, 2003	$4,049,060	100% Control Through Contractual Arrangements	Manufacturer of water purifying agents

Guizhou Yufeng Melt Co., Ltd. (“Guizhou Yufeng”) Guizhou Province	PRC March 25, 2005	$4,233,854	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder (defined below) using bauxite and limestone from mines controlled under mining rights agreements

Shanxi Wealth Aluminate Materials Co., Ltd (“Shanxi Weath”) Shanxi Province	PRC April 8, 2004	$6,786,056	100% Control Through Contractual Arrangements	Manufacturer of HAC Powder (defined below) using bauxite and limestone from mines controlled under mining rights agreements

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation, continued

On September 29, 2010, Jiangmen Huiyuan entered into a series of contractual agreements with Guangdong Huixin (formerly “Jiangmen Wealth Water”), and its shareholders, in which Jiangmen Huiyuan effectively assumed management of the business activities of Guangdong Huixin and has the right to appoint all executives and senior management and the members of the board of directors of Guangdong Huixin. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Equity Interest Pledge Agreement and Power of Attorney, through which Jiangmen Huiyuan has the right to provide exclusive complete business support and technical and consulting service to Guangdong Huixin for an annual fee in the amount of Guangdong Huixin’s yearly net profits after tax. Additionally, Guangdong Huixin’s shareholders have pledged their rights, titles and equity interest in Guangdong Huixin as security for Jiangmen Huiyuan to collect consulting and service fees provided to Guangdong Huixin through an Equity Pledge Agreement. In order to further reinforce Jiangmen Huiyuan’s rights to control and operate Guangdong Huixin, the shareholders of Guangdong Huixin have granted Jiangmen Huiyuan the exclusive right and option to acquire all of their equity interests in Guangdong Huixin through an Exclusive Option Agreement.

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

The Company produces and sells water purifying agents and high-performance aluminate calcium (“HAC”) powder, the core ingredient of its water purifying agents in China.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Huixin as of June 30, 2013, the results of operations, and cash flows for the three and six-month periods ended June 30, 2013 and June 30, 2012. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Segments

For the three and six months ended June 30, 2013 and 2012, the Company’s operations have been broken down into 3 segments based on production facility, consistent with  the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2013  and December 31, 2012 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets and condensed consolidated statement of shareholders’ equity.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company’s main source of revenue is generated from sales of water purifying agents and HAC powder. The Company recognizes revenue when there is persuasive evidence of a sales arrangement, delivery and acceptance by the customer has occurred, the sales price is fixed or determinable, and collection is probable. Under the Company’s typical sales terms for both water purifying agents and HAC powder, the Company recognizes revenue when product is shipped from its production facilities because shipments are made FOB shipping point with the customer bearing all shipping costs and title and risk of loss transferring to the customer upon shipment. Sales terms for water purifying agents and HAC powder do not include customer acceptance provisions, the right of return (unless the product is proven to be defective) or other post-delivery obligations. The Company has not experienced any significant returns associated with defective product.

 Major Customers

During the three and six months ended June 30, 2013 and 2012,  no single customer accounted for 10% or more of our net revenue.

Major Suppliers

During the three and six months ended June 30, 2013 and 2012, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Supplier 1	16%	12%	14%	17%
Supplier 2	10%	10%	11%	15%

Value-Added Tax (“VAT”)

Value added taxes represent amounts collected on behalf of specific Chinese government agencies that require remittance of tax by specified dates. Value added taxes are collected at the time of sales and are detailed on invoices provided to customers. The Company accounts for value added taxes on a net basis. The Company recorded and paid sales related taxes based on a percentage of the value added taxes and reported the revenue net of the sales related taxes.

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the six months ended  June 30, 2013 and 2012, with information related to the liability for uncollected or unremitted VAT as of June 30, 2013 and 2012:

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012

VAT billed to customers for sales during the period	$8,414,409	$7,631,307
Less: VAT billed to the Company for purchases during the period	3,120,186	3,055,674

Net VAT on transactions during the period	5,294,223	4,575,633
Amount remitted to the PRC	(4,959,104)	(4,227,250)
VAT payable at beginning of period	646,743	497,581

VAT payable at period end	$981,862	$845,964

	As of	As of
	June 30,	December 31,
	2013	2012

Liabilities for taxes collected but not remitted	$326,352	$250,109
Liabilities for taxes billed to customers but not collected from the customers or remitted to PRC	655,510	396,634

VAT payable at period end	$981,862	$646,743

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three months and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income attributable to common shareholders –	$1,063,457	$5,385,159	$5,736,496	$10,195,879

Add: cumulative dividends attributable to
6% convertible preferred stock	43,228	100,081	86,333	200,162

Net income before preferred stock dividends	$1,106,685	$5,485,240	$5,822,829	$10,396,041

Weighted average number of common shares
outstanding – Basic	21,163,639	19,600,305	21,161,976	19,600,305

Dilutive effect of preferred stock conversion	883,570	2,224,020	885,233	2,224,020

Weighted average number of common shares
outstanding – Diluted	22,047,209	21,824,325	22,047,209	21,824,325

Earnings per share:
Basic	$0.05	$0.27	$0.27	$0.52

Diluted	$0.05	$0.25	$0.26	$0.48

(4)	Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2013	2012

Raw Materials	$742,934	$949,111
Work in progress	38,903	33,228
Finished goods	246,898	465,231

	$1,028,735	$1,447,570

Inventories are stated at the lower of cost or market. The weighted average cost method is used to account for the Company inventories.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Property, Plant, Equipment, Land and Mining Rights

Property, plant, equipment, land use rights are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line basis method over the following estimated useful lives:

Estimated
Category	Useful Life

Land use rights	43 to 48 years
Mining rights	14 to 30 years
Leasehold improvements	20 to 40 years
Production equipment	5 to 30 years
Furniture and fixtures	5 years
Automobiles	5 years

Mining rights, which are for definite terms ranging from 14 to 30 years, are amortized using the units of production method. In applying this method, the numerator is current year production and the denominator is expected production from mines over the life of the individual mining rights, with consideration of production limitations imposed by the mining rights agreements.

A summary of property, plant, equipment,  land and mining rights is as follows:

	June 30,	December 31,
	2013	2012

Leasehold improvement	$3,417,401	$3,348,013
Production equipment	6,924,880	6,777,072
Furniture and fixtures	489,101	468,644
Automobiles	584,773	572,900
Land use rights	2,342,394	2,294,833
Mining rights	90,552,859	9,045,997

	104,311,408	22,507,459
Less: Accumulated depreciation and amortization	10,575,941	8,889,377

	$93,735,467	$13,618,082

On August 28, 2012, the Company entered into a transfer agreement with Xiuwen Longchang Mineral Industry Co., Ltd (“Longchang Mineral”), pursuant to which, Longchang Mineral transferred its aluminum bauxite mine mining right located at Xiuwen County, Longchang Town, Ganba, 25th Group, PRC to the Company for consideration of approximately $80 million (RMB502 million) and the Company transferred its aluminum bauxite mine mining right located at Xiumen, Guizhou, PRC, to Longchang Mineral as in-kind exchange for consideration of approximately $2.87 million (RMB18 million). As of December 31, 2012, the Company paid approximately $63.4 million (RMB400 million) as deposit for the mining right acquisition.

On February 4, 2013, the Company transferred its Guizhou aluminum bauxite mine mining right and paid approximately an additional $16.3 million (RMB102 million) to Longchang Mineral to complete the transaction. On February 6, 2013, the Company received a license form Guizhou National Land and Resource, PRC granting the Company a mining right for the aluminum bauxite mine located at Xiuwen County, Longchang Town, Ganba 25th Group.

Depreciation and amortization expense was $897,585 and $346,254 for the three months ended June 30, 2013 and 2012, and $1,486,363 and $676,879 for the six months ended June 30, 2013 and 2012.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Depreciation of plant, equipment and improvements	$198,171	$186,322	$394,450	$372,000
Amortization of land use rights	12,852	12,637	25,551	25,295
Amortization of mining rights	686,562	147,295	1,066,363	279,584

Total	$897,585	$346,254	$1,486,363	$676,879

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Property, Plant, Equipment, Land and Mining Rights, continued

As of June 30, 2013 and December 31, 2012, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce annually:

●	300,000 tons of limestone, from which the calcium needed for production of its products is derived; and
●	360,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three and six months ended June 30, 2013 and 2012, the Company had production from its limestone and bauxite mines as follows (in tons):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Limestone	26,541	26,744	50,683	50,387
Bauxite	61,096	64,173	119,479	121,477

(6)	Short-term debt

The Company's short-term debt consisted of the following at:

	June 30,	December 31,
	2013	2012

Short term note (1)	$12,959,264	$12,696,135
Short term note (2)	6,479,632	6,348,068
Total	$19,438,896	$19,044,203

On August 23, 2012, the Company entered into a $12.96 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one-year maturity, personally guaranteed by Mr. Ming Zhou Tan, CEO (“Mr. Tan”) and Ms. Hong Yu Du, Director (“Ms. Du”), which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% as of June 30, 2013 and as of December 31, 2012). Interest under the short term note is paid monthly at the end of each month. As of June 30, 2013, all interest was fully paid.

On December 3, 2012, the Company entered into a $6.48 million (RMB40,000,000) short-term note agreement with IB with a one-year maturity, personally guaranteed by Mr. Tan and Ms. Du, which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% as of June 30, 2013 and at December 31, 2012). Interest under the short term note is paid monthly at the end of each month. As of June 30, 2013, all interest was fully paid.

Interest expense related to short-term debt was $296,614 and $56,120  for the three months ended June 30, 2013 and 2012, and $583,379 and $56,120 for the six months ended June 30, 2013 and 2012.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months and six months ended June 30, 2013 because substantially all of the Company’s operations are conducted in the PRC.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (“New CIT Law”), which is effective from January 1, 2008. Under the New CIT Law, the statutory corporate income tax rate applicable to most companies, including the Company is 25%. In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of June 30, 2013, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of June 30, 2013, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. However, the Company has analyzed the applicability of this law, as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013, and the Company has accrued and paid PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% statutory tax rate in 2013 and 2012.  Following is a reconciliation of the Company’s income tax provision of $419,539 and $1,852,454 for the three months ended June 30, 2013 and 2012, and $2,005,193 and $3,553,312 for the six months ended June 30, 2013 and 2012, to the expected US statutory rate of 34%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Computed tax at the U.S. federal statutory rate of 34%	$518,916	$2,494,816	$2,661,527	$4,742,780

Tax rate difference between the US and PRC on foreign earnings	(137,360)	(660,392)	(704,522)	(1,255,442)
Change in valuation allowance	51,652	24,521	65,531	89,652
Other	(13,669)	(6,491)	(17,343)	(23,678)

	$419,539	$1,852,454	$2,005,193	$3,553,312

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes, continued

As of June 30, 2013 and December 31, 2012, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$1,305,887	$1,240,356
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,380,887	1,315,356

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(479,799)	(386,425)
Total deferred tax liabilities	(479,799)	(386,425)

Net deferred tax assets before valuation allowance	901,088	928,931
Valuation allowance	(1,305,887)	(1,240,356)
Net deferred tax liabilities	$(404,799)	$(311,425)

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

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A Wholly Foreign-Owned Enterprise (“WFOE”) is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, a total amount of $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of June 30, 2013 and December 31, 2012, which is more than 50% of the Company’s registered capital and represents a fully funded General Reserve Fund.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Shareholders’ Equity, continued

Following is an analysis of the general fund by the Company’s subsidiaries as of June 30, 2013 and December 31, 2012:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Guangdong Huixin (formerly Jiangmen Wealth Water)	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

Preferred Stock

During the six months ended June 30, 2013, the Company paid $12,240 in preferred stock dividends, all of these dividends were paid in-kind at $15 per preferred share based on the pricing of the subscription agreement dated on December 15, 2010 for the total issuance of 816 shares of preferred stock with each of the preferred shares convertible into five common shares.

Common Stock

During the six months ended June 30, 2013, 7,484 preferred shares were converted into 37,420 common shares per subscription agreement.

On June 25, 2013, the Company issued 1,330,000 shares of common stock to independent consultants and legal representatives in exchange for services rendered to the Company. These shares were valued at $6,650,000 based on the market price of the common stock issued on the date of the grant and are included in stock-based compensation expenses in the accompanying condensed consolidated statements of income.

(9)	Related Party Balances and Transactions

On August 23, 2012, the Company entered into a $12.96 million (RMB80,000,000) short-term note agreement with Industrial Bank Co., Limited (“IB”) with a one year maturity, personally guaranteed by Mr. Tan and Ms. Du, which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% as of June 30, 2013). Interest under the short term note is paid monthly at the end of each month. As of June 30, 2013, all interest was fully paid.

On December 3, 2012, the Company entered into a $6.48 million (RMB40,000,000) short-term note agreement with IB with a one year maturity, personally guaranteed by Mr. Tan and Ms. Du, which contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% as of June 30, 2013). Interest under the short term note is paid monthly at the end of each month. As of June 30, 2013, all interest was fully paid.

During the year ended December 31, 2010, the Company executed a lease agreement for its corporate office space owned by Mr. Tan. The lease is for a term of 5 years from January 1, 2011 to December 31, 2015 with monthly lease payments of $12,696. The Company incurred rent expense of approximately $38,000 and $76,000 related to this lease during the three and six months ended June 30, 2013 and 2012.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)	Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has three operating segments identified by manufacturing facility and each segment is operated in a separate subsidiary. The Company primarily evaluates performance based on income before income taxes and excludes non-recurring items. The operations and product produced by the Company’s various segments are as follows:

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

●	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

●	Other represents the cost of corporate activities and eliminations.

The segment data presented below was prepared on the same basis as the Company’s condensed consolidated financial statements:

For the three months ended June 30, 2013

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$13,767,433	$5,214,514	$7,654,587	$-	$(3,096,174)	$23,540,360
Cost of revenue	8,271,179	3,243,847	4,396,008	-	(3,096,174)	12,814,860

Gross profit	5,496,254	1,970,667	3,258,579	-	-	10,725,500

Selling and marketing	288,011	102,442	363,054	-	-	753,507
General and administrative	536,937	182,575	339,242	285,585	-	1,344,339
Research and development	169,285	8,949	-	-	-	178,234
Stock-based compensation expense	-	-	-	6,650,000	-	6,650,000

Income/(loss) from operations	$4,502,021	$1,676,701	$2,556,283	$(6,935,585)	$-	$1,799,420

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)	Segment Information, continued

For the three months ended June 30, 2012

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$12,218,647	$4,483,087	$7,177,235	$-	$(2,745,223)	$21,133,746
Cost of revenue	7,823,189	2,380,991	4,235,540	-	(2,745,223)	11,694,497

Gross profit	4,395,458	2,102,096	2,941,695	-	-	9,439,249

Selling and marketing	335,365	82,944	346,488	-	-	764,797
General and administrative	503,740	163,074	308,732	198,113	-	1,173,659
Research and development	158,544	9,275	-	-	-	167,819

Income/(loss) from operations	$3,397,809	$1,846,803	$2,286,475	$(198,113)	$-	$7,332,974

For the six months ended June 30, 2013

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$23,567,513	$9,286,887	$15,201,119	$-	$(5,414,296)	$42,641,223
Cost of revenue	14,177,217	5,667,031	8,869,830	-	(5,414,296)	23,299,782

Gross profit	9,390,296	3,619,856	6,331,289	-	-	19,341,441

Selling and marketing	530,885	178,901	707,234	-	-	1,417,020
General and administrative	1,087,643	341,139	664,355	464,132	-	2,557,269
Research and development	336,565	17,790	-	-	-	354,355
Stock-based compensation expense	-	-	-	6,650,000	-	6,650,000

Income/(loss) from operations	$7,435,203	$3,082,026	$4,959,700	$(7,114,132)	$-	$8,362,797

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12)	Segment Information, continued

For the six months ended June 30, 2012

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$21,189,881	$8,071,365	$14,435,546	$-	$(4,805,581)	$38,891,211
Cost of revenue	13,483,941	4,323,440	8,436,520	-	(4,805,581)	21,438,320

Gross profit	7,705,940	3,747,925	5,999,026	-	-	17,452,891

Selling and marketing	587,250	154,454	678,890	-	-	1,420,594
General and administrative	931,574	304,361	602,904	496,866	-	2,335,705
Research and development	301,459	18,087	-	-	-	319,546

Income/(loss) from operations	$5,885,657	$3,271,023	$4,717,232	$(496,866)	$-	$13,377,046

As of June 30, 2013

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Current assets	$59,177,764	$6,951,152	$31,309,487	$5,427,315	$(67,861,439)	$35,004,279

Property, plant and equipment, land use and mining rights	2,626,005	85,003,815	6,105,647	-	-	93,735,467

Total assets	$61,803,769	$91,953,967	$37,415,134	$5,427,315	$(67,861,439)	$128,739,746

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our products are manufactured and distributed by our operating companies. Guangdong Huixin is engaged in the production and sale of water purifying agents. Water purifying agents’ core raw material is HAC powder, which is exclusively supplied to us by Guizhou Yufeng, a wholly owned subsidiary of Guangdong Huixin. Although Guizhou Yufeng sells HAC powder to third party customers, it prioritizes the supply to Guangdong Huixin over third party customers and ensures that its supply meets the demand of Guangdong Huixin before products are sold to other unaffiliated customers. Shanxi Wealth also manufactures HAC powder and distributes all of its products to third party customers. HAC powder’s core raw materials are aluminate ore and limestone, both of which can be supplied by the mines operated by the Company with its land use and mining rights agreements.

Results of Operations

The following table shows key components of our results of operations during the three and six months ended June 30, 2013 and 2012, in both US dollars and as a percentage of our total revenue.

	Three Months Ended June 30, 2013	% of Revenue	Three Months Ended June 30, 2012	% of Revenue

Net revenue	$23,540,360	100.00%	$21,133,746	100.00%
Cost of revenue	12,814,860	54.44%	11,694,497	55.34%

Gross profit	10,725,500	45,56%	9,439,249	44.66%

Operating expenses:
Selling and marketing	753,507	3.20%	764,797	3.62%
General and administrative	1,344,339	5.71%	1,173,659	5.55%
Research and development	178,234	0.76%	167,819	0.79%
Stock-based compensation expense	6,650,000	28.25%	-	-%
Total operating expenses	8,926,080	37.92%	2,106,275	9.96%

Income from operations	1,799,420	7.64%	7,332,974	34. 70%

Other income/(expense)
Interest income	23,418	0.10%	60,840	0.29%
Interest expense	(296,614)	(1.26)%	(56,120)	(0.27)%
Total other income/(expense)	(273,196)	(1.16)%	4,720	0.02%

Income before provision for income taxes	1,526,224	6.48%	7,337,694	34.72%

Provision for income taxes	419,539	1.78%	1,852,454	8.77%

Net income	$1,106,685	4.70%	$5,485,240	25.95%

	Six Months Ended June 30, 2013	% of Revenue	Six Months Ended June 30, 2012	% of Revenue

Net revenue	$42,641,223	100.00%	$38,891,211	100.00%
Cost of revenue	23,299,782	54.64%	21,438,320	55.12%

Gross profit	19,341,441	45.36%	17,452,891	44.88%

Operating expenses:
Selling and marketing	1,417,020	3.32%	1,420,594	3.65%
General and administrative	2,557,269	6.00%	2,335,705	6.01%
Research and development	354,355	0.83%	319,546	0.82%
Stock-based compensation expense	6,650,000	15.59%	-	-%
Total operating expenses	10,978,644	25.74%	4,075,845	10.48%

Income from operations	8,362,797	19.61%	13,377,046	34.40%

Other income /(expense)
Interest income	48,604	0.11%	628,427	1.62%
Interest expense	(583,379)	(1.37)%	(56,120)	(0.14%
Total other income/(expense)	(534,775)	(1.26)%	572,307	1.48%

Income before provision for income taxes	7,828,022	18.37%	13,949,353	35.88%

Provision for income taxes	2,005,193	4.70%	3,553,312	9.14%

Net income	$5,822,829	13.67%	$10,396,041	26.74%

Three Months and Six Months Ended June 30, 2013 and June 30, 2012:

Revenue:

Our Our consolidated revenue increased by $2,406,614 or approximately 11%, to $23,540,360 for the three months ended June 30, 2013 from $21,133,746 for the three months ended June 30, 2012, and increased by $3,750,012 or approximately 10% to $42,641,223 for the six months ended June 30, 2013 from $38,891,211 for the six months ended June 30, 2012. The increase in revenue for the three and six months ended June 30, 2013 was primarily due to the appreciation of the average foreign currency exchange rate of RMB against US dollars by approximately 1%, the increase of selling prices of purifying agents by approximately 2% and increase of selling prices of HAC powder by 4%, the increases of sales contributed by sales generated from new customers, and overall increase in volume from our existing customers and distributors.

Our revenue from sales of water purifying agents for the three months ended June 30, 2013 was $13,767,433 and for the three months ended June 30, 2012 was $12,218,647, representing an increase of $1,548,786 or approximately 13%. Our revenue from sales of water purifying agents for the six months ended June 30, 2013 was $23,567,513 and for the six months ended June 30, 2012 was $21,189,881, representing an increase of $2,377,632 or approximately 11%. The increase in revenue for the three and six months ended June 30, 2013 was primarily due to the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of purifying agents by approximately 2% and through expansion of our customer base and increased orders from our existing customers and distributors.

Our revenue from sales of HAC powder for the three months ended June 30, 2013 was $9,772,927 and for the three months ended June 30, 2012 was $8,915,099, representing an increase of $857,828 or approximately 10%. Our revenue from sales of HAC powder was $19,073,710 for the six months ended June 30, 2013 and was $17,701,330 for the six months ended June 30, 2012, representing an increase of $1,372,380 or approximately 8%. The increase in revenue for the three and six months ended June 30, 2013 was primarily due to the appreciation of the average foreign currency exchange rate of RMB against US dollars, the increase of selling prices of HAC powder by approximately 4%, and through expansion of our customer base and increased orders from our existing customers and distributors.

Cost of Revenue:

Our consolidated cost of revenue increased by $1,120,363, or approximately 10%, to $12,814,860 for the three months ended June 30, 2013 from $11,694,497 for the three months ended June 30, 2012; and increased by $1,861,462, or approximately 9%, to $23,299,782 for the six months ended June 30, 2013 from $21,438,320 for the six months ended June 30, 2012. The increase in the cost of revenue was primarily driven by higher amortization expense from the new mining right acquired during the first quarter of 2013, labor and overhead cost in line with our sales increases; which were offset by decreased cost of coal, additives and chemicals used in production. The cost of revenue as a percentage of revenue decreased approximately 1% to 54% for the three months ended June 30, 2013 from 55% for the three months ended June 30, 2012; and the same at 55% during the six months ended June30, 2013 as compared to that of the same periods in 2012.

Cost of revenue from sales of water purifying agents for the three months ended June 30, 2013 was $8,271,179, an increase of $447,990 or approximately 6%, from $7,823,189 for the same period in 2012.  Cost of revenue from sales of water purifying agents for the six months ended June 30, 2013 was $14,177,217, an increase of $693,276 or approximately 6%, from $13,483,941 for the same period in 2012.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 60% and 64% for the three months ended June 30, 2013 and 2012, and 60% and 64% for the six months ended June 30, 2013 and 2012, respectively. The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents, the increase of labor and overhead cost, which was offset by decreases in cost of additives and chemicals used in our productions.

Cost of revenue from sales of HAC powder for the three months ended June 30, 2013 was $4,543,681, an increase of $672,373 or approximately 17%, from $3,871,308 for the same period in 2012.   Cost of revenue from sales of HAC powder for the six months ended June 30, 2013 was $9,122,565, an increase of $1,168,186 or approximately 15%, from $7,954,379 for the same period in 2012. As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 46% and 43% for the three months ended June 30, 2013 and 2012, and 48% and 45% for the six months ended June 30, 2013 and 2012, respectively. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder, the increase in amortization expense form the new mining right acquired during the first quarter of 2013, and the increase of raw material prices, labor and overhead cost.

Gross profit and Gross Profit Margin:

Our gross profit increased by $1,286,251 or approximately 14% to $10,725,500 for the three months ended June 30, 2013 from $9,439,249 for the three months ended June 30, 2012, and increased by $1,888,550 or 11% to $19,341,441 for the six months ended June 30, 2013 from $17,452,891 for the six months ended June 30, 2012. Our gross profit margin (gross profit divided by net revenue) increased approximately 1% to 46% for the three months ended June 30, 2013 from 45% for the three months ended June 30, 2012 and approximately the same at 45% for the six months ended June 30, 2013 as compared to that of the same period in 2012.  The increase in gross margin was primarily due to the increases in sales volume and sales price and decreases in cost of raw materials and coal used in our production

Selling and Marketing Expenses:

Our selling and marketing expenses decreased by $11,290 or approximately 1% to $753,507 for the three months ended June 30, 2013 from $764,797 for the three months ended June 30, 2012, and decreased by $3,574 or approximately 0.25% to $1,417,020 for the six months ended June 30, 2013 from $1,420,594 for the six months ended June 30, 2012.   The decrease in our selling and marketing expenses in 2012 was primarily attributable to the decrease of commission percentage paid to sales agents that offset the increases of payroll expenses resulting from increase of our head count and pay increase as compared to those in the same period of 2012.

General and Administrative Expenses:

Our general and administrative expenses increased by $170,680 or approximately 15% to $1,344,339 for the three months ended June 30, 2013 from $1,173,659 for the three months ended June 30, 2012, and  increased by $221,564 or 9% to $2,557,269 for the six months ended June 30, 2013 from $2,335,705 for the six months ended June 30, 2012.  The increase in our general and administrative expenses was primarily attributable to the increase of general increases in our overall expenses including payroll expenses resulting from increase of our head count and pay increase, benefits and other office expenses.

Research and Development Cost:

Our research and development cost increased by $10,415 or approximately 6% to $178,234 for the three months ended June 30, 2013 from $167,819 for the three months ended June 30, 2012, and increased by $34,809 or approximately 11% to $354,355  for the six months ended June 30, 2013 from $319,546 for the six months ended June 30, 2012. We continue to incur expenses to improve and develop new products. We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Stock-based compensation expense:

On June 25, 2013, we issued 1,330,000 shares of common stock to independent consultants and legal representatives in exchange for services rendered to us. These shares were valued at $6,650,000 based on the market price of the common stock issued on the date of the grant.

Other income (Expense):

Our other income decreased by $37,422, or approximately 62% to $23,418 for the three months ended June 30, 2013 from $60,840 for the three months ended June 30, 2012, and decrease by $579,823, or approximately 92% to $48,604 for the six months ended June 30, 2013 from $628,427 for the six months ended June 30, 2012  The decrease was primarily due to the lack of interest income earned from secured note receivable for the three months ended March 31, 2013 as compared to same period of 2012.

Interest expense increased by $240,494, or approximately 429% to $296,614 for the three months ended June 30, 2013 from $56,120 for the three months ended June 30, 2012, and increase by $527,259, or approximately 940% to $583,379 for the six months ended June 30, 2013 from $56,120 for the six months ended June 30, 2012 The increase was due to interest expense for short-term loans obtained during the second half of 2012 for use in our business operations and mining right acquisition.

Net Income:

Net income decreased by $4,378,555 or approximately 80% to $1,106,685 for the three months ended June 30, 2013 from $5,485,240 for the three months ended June 30, 2012, and  decreased by $4,573,212 or approximately 44% to $5,822,829 for the six months ended June 30, 2013 from $10,396,041 for the six months ended June 30, 2012. The decrease of our net income was primarily due to increase in stock-based compensation expense of $6,650,000 related to stocks issued to independent consultants and legal representatives during the six months ended June 30, 2013 and increase in interest expense of $527,259 for the short-term loans and decrease in interest income from note receivable of approximately $541,000, as compared to that in the same period of 2012.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $29.5 million as of June 30, 2013, as compared to $33.9 million as of December 31, 2012.

Our funds are kept in financial institutions, banks and other financial institutions in China, which do not provide insurance for funds held on deposit.  In the event of a bank failure, we may incur loss for our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $10 million and $12 million as of June 30, 2013 and December 31, 2012. The decrease of working capital was primarily due to our use of cash for the final payment of the mining rights acquisition.

Our accounts receivable represents $4.5 million and $2.7 million, or approximately 13% and 7% of current assets, as of June 30, 2013 and December 31, 2012.  We began to offer longer credit terms to our good standing customers starting 2011 per the requests of our customers due to the tightening monetary policies imposed by the PRC government in 2011.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during the three and six months ended June 30, 2013 nor for the year ended December 31, 2012. As of June 30, 2013, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the three and six months ended June 30, 2013 and the year ended December 31, 2012.

Inventories amounted to approximately $1 million as of June 30, 2013, as compared to $1.5 million as of December 31, 2012.   Since our mines can provide stable and sufficient supplies of raw materials for our productions and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds are approximately $644,569 for the six months ended June 30, 2013. We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of unpaid social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

The ability of the Company to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, the Company’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Future Capital Expenditures

In future years, as we accelerate expansion, we expect continued capital expenditure for adding manufacturing equipment, expanding workshops and harbors, and modernizing existing equipment. We believe that such expansion will have a material impact on liquidity, capital resources and/or results of operation.  However, we believe our existing cash, cash equivalents and cash flows from operations and proceeds from the completed financing in December 2010 and proceeds from short term debts entered into in 2012 with Industrial Bank Co., Limited will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Cash Flow

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$11,297,111	$14,414,097
Net cash provided by (used for) investing activities	(16,267,912)	25,360,692
Net cash provided by financing activities	-	23,080,063
Effect of exchange rate changes on cash and cash equivalents	546,054	119,856
Cash and cash equivalents at the beginning of period	33,871,287	26,383,537
Cash and cash equivalents at the end of period	$29,446,540	$89,358,245

Net cash provided by operating activities was approximately $11.3 million for the six months ended June 30, 2013, compared to net cash provided by operating activities approximately of $14.4 million for the six months ended June 30, 2012. The decrease of net cash provided by operating activities was primarily due to increase of account receivable in the amount approximately of $1.7 million and decrease of accrued liabilities in the amount approximately of $1.3 million which was partially offset by the decrease of inventories of $444,064 during the six months ended June 30, 2013.  During the six months ended June 30, 2012, net cash provided by operating activities was attributable to decrease of advance payment to suppliers in the amount of approximately $3.8 million which was partially offset by increase in accounts receivable of approximately $1.4 million.

Investing activity during the six months ended June 30, 2013 included cash used for the mining right acquisition in the amount of approximately $16.3 million.  In addition, we purchased equipment of $17,904 and $25,294 during the six months ended June 30, 2013 and 2012.

We had no financing activities during the six months ended June 30, 2013. Financing activities for the six months ended June 30, 2012 were related to releases of restricted cash pursuant to the Holdback Escrow Agreements and related Amendments to the original agreements in the amounts of $300,000. In addition, we received proceed from the short-term note and line of credit in the amount of $22,530,063 during the six months ended of June 30, 2012.

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

	Six Months Ended June 30,
	2013	2012
Effect on beginning cash at period end exchange rate	$695,015	$181,154
Effect from operating activities during the period	124,286	(14,385)
Effect from investing activities during the period	(273,247)	(24,843)
Effect from financing activities during the period	-	(22,070)
Effect of exchange rate changes on cash	$546,054	$119,856

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

Hong Kong

Our indirect subsidiary, Wealth Technology, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as Wealth Technology has no taxable income.

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

In addition to the changes to the current tax structure, under the New CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a CIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business” in our Form 10-K for the fiscal year ended December 31, 2012, which disclosed that under the New CIT Law, we may be classified as a “resident enterprise” of China for tax purpose. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

In addition, the New CIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. In this regard, we expect that 10% withholding tax will apply to dividends paid to Wealth Technology by Jiangmen Huiyuan.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2012, that have not been fully remediated as of June 30, 2013.

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

During the quarter ended June 30, 2013, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its Internal Control over Financial Reporting.

PART II—OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

On June 25, 2013, the Company issued 1,330,000 shares of common stock to independent consultants and legal representatives to compensate them for services rendered to the Company.

(b)	Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

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

HUIXIN WASTE WATER SOLUTIONS, INC.

Dated: August 13, 2013	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Dated: August 13, 2013	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)