Form 10-Q
period 2013-09-30
Huixin Waste Water Solutions, Inc.
filed 2013-11-14
CIK 1381807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 14, 2013, there are 22,456,695 common shares, par value $0.00018254172 per share, and 177,530 preferred shares, par value $0.000128 per share, are issued and outstanding.

HUIXIN WASTE WATER SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2013

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2013 (Unaudited)	5-6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-21

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$35,809,292	$33,871,287
Accounts receivable	3,122,104	2,729,778
Inventories	1,221,626	1,447,570
Other current assets	20,200	31,479

Total current assets	40,173,222	38,080,114

Property, plant and equipment and land and mining rights, net	93,533,987	13,618,082
Deposit for mining right acquisition	-	63,480,677
Total assets	$133,707,209	$115,178,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short –term debt	$19,555,344	$19,044,203
Accounts payable	2,077,240	2,444,555
Accrued expenses	1,108,939	2,335,342
Due to shareholders	15,290	15,290
Value added taxes payable	821,333	646,743
Other taxes payable	149,941	160,605
Income tax payable	170,719	1,332,804

Total current liabilities	23,898,806	25,979,542

Deferred income taxes	468,736	311,425

Total liabilities	24,367,542	26,290,967

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.000128 par value, 781,250 shares
authorized, 177,530 and 184,198 shares
issued and outstanding on September 30, 2013
and December 31, 2012	23	24
Common stock: $0.00018254172 par value, 39,062,500
shares authorized, 22,456,695 and 21,089,275 shares issued
and outstanding on September 30, 2013 and December 31, 2012	4,099	3,850
Additional paid-in capital	31,502,795	24,840,803
Accumulated other comprehensive income	9,652,056	7,071,841
Retained earnings (the restricted portion of retained earnings
is $496,396 on September 30, 2013 and December 31, 2012)	68,180,694	56,971,388

Total shareholders’ equity	109,339,667	88,887,906

Total liabilities and shareholders’ equity	$133,707,209	$115,178,873

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	$21,361,331	$22,407,329	$64,002,554	$61,298,540
Cost of revenue	11,575,232	12,308,208	34,875,014	33,746,528

Gross profit	9,786,099	10,099,121	29,127,540	27,552,012

Operating expenses:
Selling and marketing	744,583	797,674	2,161,603	2,218,268
General and administrative	1,382,882	1,490,942	10,590,151	3,826,647
Research and development	179,432	151,176	533,787	470,722
Total operating expenses	2,306,897	2,439,792	13,285,541	6,515,637

Income from operations	7,479,202	7,659,329	15,841,999	21,036,375

Other income/(expense):
Interest income	29,879	79,596	78,483	708,023
Interest expense	(298,621)	(228,123)	(882,000)	(284,243)
Total other income/(expense)	(268,742)	(148,527)	(803,517)	423,780

Income before provision for income taxes	7,210,460	7,510,802	15,038,482	21,460,155

Provision for income taxes	1,811,743	1,901,646	3,816,936	5,454,958

Net income	5,398,717	5,609,156	11,221,546	16,005,197
Less cumulative dividends on preferred stock	43,227	100,081	129,560	300,243
Net income attributable to common shareholders	$5,355,490	$5,509,075	$11,091,986	$15,704,954

Net income per common share - basic	$0.24	$0.28	$0.51	$0.80

Net income per common share - diluted	$0.23	$0.26	$0.49	$0.73

Weighted average number of common shares outstanding - basic	22,456,695	19,600,305	21,842,586	19,600,305

Weighted average number of common shares outstanding - diluted	23,340,265	21,824,325	22,726,987	21,824,325

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$5,398,717	$5,609,156	$11,221,546	$16,005,197
Other comprehensive income/(loss)
- foreign currency translation adjustments	627,540	(127,092)	2,580,215	350,325
Comprehensive income	$6,026,257	$5,482,064	$13,801,761	$16,355,522

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance as of December 31, 2012	184,198	$24	21,089,275	$3,850	$24,840,803
Net income	-	-	-	-	-
Shares issued in kind for the payment of preferred stock dividends	816	-	-	-	12,240
Preferred stock and related dividends in arrears converted to common stock	(7,484)	(1)	37,420	7	(6)
Common stock issued for services	-	-	1,330,000	242	6,649,758
Other comprehensive income foreign currency translation adjustment	-	-	-	-	-

Balance as of September 30, 2013	177,530	$23	22,456,695	$4,099	$31,502,795

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Accumulated
	Other			Total
	Comprehensive	Retained Earnings		Shareholders’
	Income	Restricted	Unrestricted	Equity

Balance as of December 31, 2012	$7,071,841	$496,396	$56,474,992	$88,887,906
Net income	-	-	11,221,546	11,221,546
Shares issued in kind for the payment of preferred stock dividends	-	-	(12,240)	-
Preferred stock and related dividends in arrears converted to common stocks	-	-	-	-
Common stock issued for services	-	-	-	6,650,000
Other comprehensive income - foreign currency translation adjustments	2,580,215	-	-	2,580,215

Balance as of September 30, 2013	$9,652,056	$496,396	$67,684,298	$109,339,667

The accompanying notes form an integral part of these condensed consolidated financial statements.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,221,546	$16,005,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,320,151	1,047,465
Deferred income taxes	145,125	(453)
Issuance of common stock for services	6,650,000	-
Changes in operating assets and liabilities:
Accounts receivable	(315,119)	(873,048)
Interest receivable	-	157,171
Inventories	261,526	(230,512)
Advance to suppliers	-	3,852,007
Other assets	11,975	(4,495)
Accounts payable	(429,362)	690,404
Accrued expenses	(1,273,155)	(305,160)
Value added taxes payable	140,392	264,967
Other taxes payable	112	64,453
Income tax payable	(1,203,594)	655,406
Net cash provided by operating activities	17,529,597	21,323,402

Cash flows from investing activities:
Purchase of property, plant and equipment	(91,888)	(209,113)
Mining right acquisition	(16,250,008)	(31,703,760)
Promissory note receivable from non related party	-	25,363,008
Net cash used in investing activities	(16,341,896)	(6,549,865)

Cash flows from financing activities:
Principal payments on short-term debt	(12,989,543)	(22,509,670)
Proceeds received from short-term debt	12,989,543	35,191,174
Decrease in restricted cash	-	550,000
Net cash provided by financing activities	-	13,231,504

Effect of exchange rate changes on cash and cash equivalents	750,304	91,887

Net increase in cash and cash equivalents	1,938,005	28,096,928

Cash and cash equivalents at the beginning of period	33,871,287	26,383,537
Cash and cash equivalents at the end of period	$35,809,292	$54,480,465

Supplemental disclosure of cash flow information:
Income taxes paid	$4,875,404	$4,799,533
Interest paid	$882,000	$284,243

Non-cash investing and financing activities:
Reclassify deposit for mining rights acquisition to property, plant and equipment and land and mining rights	$63,480,677	$-
Preferred stock issued in kind for payment of dividends	$12,240	$-

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

The Company produces and sells water purifying agents and high-performance aluminates calcium (“HAC”) powder, the core ingredient of its water purifying agents in China.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Huixin as of September 30, 2013, the results of operations, and cash flows for the three and nine-month periods ended September 30, 2013 and September 30, 2012. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 29, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Segments

For the three and nine months ended September 30, 2013 and 2012, the Company’s operations have been broken down into 3 segments based on production facility, consistent with the manner that management reviews operations on a regular basis. All our operations revolve around the production of water purification agents made to similar specifications. All of the Company’s segments have similar assets, customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2013 and December 31, 2012 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets and condensed consolidated statements of shareholders’ equity.

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

Major Customers

During the three and nine months ended September 30, 2013 and 2012, there was no single customer which accounted for 10% or more of our net revenue.

Major Suppliers

During the three and nine months ended September 30, 2013 and 2012, certain suppliers accounted for more than 10% of the Company’s total net purchases as follows, and none of the major suppliers are related parties to the Company.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Supplier 1	16%	12%	15%	12%
Supplier 2	12%	18%	13%	11%
Supplier 3	12%	12%	11%	16%

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

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Summary of Significant Accounting Policies, continued

Value-Added Tax (“VAT”), continued

Following is an analysis of VAT billed to the Company on purchases, VAT billed by the Company on sales and VAT remitted to PRC during the nine months ended  September 30, 2013 and 2012, with information related to the liability for uncollected or unremitted VAT as of September 30, 2013 and December 31, 2012:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012

VAT billed to customers for sales during the period	$12,613,741	$12,017,833
Less: VAT billed to the Company for purchases during the period	4,627,436	4,780,061

Net VAT on transactions during the period	7,986,305	7,237,772
Amount remitted to the PRC	(7,811,715)	(6,970,630)
VAT payable at beginning of period	646,743	497,581

VAT payable at period end	$821,333	$764,723

	As of	As of
	September 30,	December 31,
	2013	2012

Liabilities for taxes collected but not remitted	$367,694	$250,109
Liabilities for taxes billed to customers but not collected
from the customers or remitted to PRC	453,639	396,634

VAT payable at period end	$821,333	$646,743

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income attributable to common shareholders - Basic	$5,355,490	$5,509,075	$11,091,986	$15,704,954

Add: cumulative dividends attributable to convertible preferred stock	43,227	100,081	129,560	300,243

Net income attributable to common shareholders - Diluted	$5,398,717	$5,609,156	$11,221,546	$16,005,197

Weighted average number of common shares outstanding - Basic	22,456,695	19,600,305	21,842,586	19,600,305

Dilutive effect of preferred stock conversion	883,570	2,224,020	884,401	2,224,020

Weighted average number of common shares outstanding - Diluted	23,340,265	21,824,325	22,726,987	21,824,325

Earnings per share:
Basic	$0.24	$0.28	$0.51	$0.80
Diluted	$0.23	$0.26	$0.49	$0.73

(4)	Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2013	2012

Raw Materials	$899,629	$949,111
Work in progress	40,225	33,228
Finished goods	281,772	465,231

	$1,221,626	$1,447,570

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

A summary of property, plant, equipment and land and mining rights is as follows:

	September 30,	December 31,
	2013	2012

Leasehold improvement	$3,437,873	$3,348,013
Production equipment	7,003,348	6,777,072
Furniture and fixtures	493,943	468,644
Automobiles	624,211	572,900
Land use rights	2,356,426	2,294,833
Mining rights	91,095,311	9,045,997

	105,011,112	22,507,459
Less: Accumulated depreciation and amortization	11,477,125	8,889,377

	$93,533,987	$13,618,082

On August 28, 2012, the Company entered into a transfer agreement with Xiuwen Longchang Mineral Industry Co., Ltd (“Longchang Mineral”), pursuant to which, Longchang Mineral transferred its aluminum bauxite mine mining rights located in Xiuwen County, Longchang Town, Ganba, 25th Group, PRC to the Company for consideration of approximately $80 million (RMB502 million) and the Company transferred its aluminum bauxite mine mining rights located in Xiumen, Guizhou, PRC, to Longchang Mineral as in-kind exchange for consideration of approximately $2.87 million (RMB18 million). The Company paid approximately $63.4 million (RMB400 million) as a deposit for the mining rights acquisition.

On February 4, 2013, the Company transferred its Guizhou aluminum bauxite mine mining rights and paid approximately an additional $16.3 million (RMB102 million) to Longchang Mineral to complete the transaction. On February 6, 2013, the Company received a license form Guizhou National Land and Resource, PRC granting the Company a mining right for the aluminum bauxite mine located in Xiuwen County, Longchang Town, Ganba 25th Group.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Property, Plant, Equipment and Land and Mining Rights, continued

Depreciation and amortization expense was $833,787 and $370,586 for the three months ended September 30, 2013 and 2012,  and $2,320,151 and $1,047,465 for the nine months ended September 30, 2013 and 2012.  A breakdown of depreciation and amortization expenses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Depreciation of plant, equipment and improvements	$199,994	$185,403	$594,444	$557,403
Amortization of land use rights	12,937	12,612	38,488	37,907
Amortization of mining rights	620,856	172,571	1,687,219	452,155

Total	$833,787	$370,586	$2,320,151	$1,047,465

As of September 30, 2013 and December 31, 2012, the Company holds mining rights to two limestone mines and two bauxite mines from which they are allowed to produce annually:

●	300,000 tons of limestone, from which the calcium needed for production of its products is derived;
●	360,000 tons of bauxite, from which the aluminum for production of its products is derived.

During the three and nine months ended September 30, 2013 and 2012, the Company had production from its limestone and bauxite mines as follows (in tons ):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Limestone	27,837	24,211	78,520	74,598
Bauxite	67,045	79,504	186,524	200,981

(6)	Short-term debt

The Company's Short-term debt consists of the following:

	September 30,	December 31,
	2013	2012

Short term note (a)	$13,036,896	$12,696,135
Short term note (b)	6,518,448	6,348,068
Total	$19,555,344	$19,044,203

(a)
On August 28, 2013, the Company extended the $13.04 million (RMB80,000,000) short-term note with Industrial Bank Co., Limited (“IB”) for another 12 months, which are personally guaranteed by Mr. Ming Zhou Tan, CEO of the Company (“Mr. Tan”) and Ms. Hong Yu Du, Director (“Ms. Du”), and contains no financial maintenance covenants. The interest rate under the short-term note is based on the base rate, the interest rate set by the People’s Bank of China (6% as of September 30, 2013 and as of December 31, 2012). Interest under the short term note is paid monthly at the end of each month. As of September 30, 2013, all interest was fully paid.

(b)
On December 3, 2012, the Company entered into a $6.52 million (RMB40,000,000) short-term note agreement with IB with a one-year maturity, which are personally guaranteed by Mr. Tan and Ms. Du, and contains no financial maintenance covenants. The interest rate under the short-term note is based on the base rate, the interest rate set by the People’s Bank of China (6% as of September 30, 2013 and at December 31, 2012). Interest under the short term note is paid monthly at the end of each month. As of September 30, 2013, all interest was fully paid.

Interest expense related to short-term debt was $298,621 and $228,123 for the three months ended September 30, 2013 and 2012, and $882,000 and $284,243 for the nine months ended September 30, 2013 and 2012.

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three and nine months ended September 30, 2013 because substantially all of the Company’s operations are conducted in the PRC.

The Company conducts substantially all of its business in PRC and it is subject to PRC income taxes at a 25% standard tax rate in 2013 and 2012.  Following is a reconciliation of the Company’s income tax provision of $1,811,743 and $1,901,646 for the three months ended September 30, 2013 and 2012, and $3,816,936 and $5,454,958 for the nine months ended September 30, 2013 and 2012,  to the expected US statutory rate of 34%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Computed tax at the U.S. federal statutory rate of 34%	$2,463,956	$2,553,673	$5,190,826	$7,296,453

Tax rate difference between the US and PRC on foreign earnings	(652,224)	(675,972)	(1,374,042)	(1,931,414)
Change in valuation allowance	12,401	32,563	267,590	122,215
Other	(12,390)	(8,618)	(267,438)	(32,296)

	$1,811,743	$1,901,646	$3,816,936	$5,454,958

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	Income Taxes, continued

At September 30, 2013 and December 31, 2012, differences between the basis of assets and liabilities reported in the accompanying financial statements and those recognized for tax reporting purposes in the PRC, and the related deferred taxes were as follows:

	As of	As of
	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$1,507,946	$1,240,356
Liability for social insurance premiums and provident housing funds	75,000	75,000
Total deferred tax assets	1,582,946	1,315,356

Deferred tax liabilities:
Difference between book and tax amortization on mining rights	(543,736)	(386,425)
Total deferred tax liabilities	(543,736)	(386,425)

Net deferred tax assets before valuation allowance	1,039,210	928,931
Valuation allowance	(1,507,946)	(1,240,356)
Net deferred tax liabilities	$(468,736)	$(311,425)

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

General Reserve Fund

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A Wholly Foreign-Owned Enterprise (“WFOE”) is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, a total amount of $496,396 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of September 30, 2013 and December 31, 2012 and the balance represents a fully funded General Reserve Fund:

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Shareholders’ Equity

Following is an analysis of the general fund by subsidiary as of September 30, 2013 and December 31, 2012:

	Registered	General
	Capital	Reserve Fund

Jiangmen Huiyuan	$-	$-
Jiangmen Wealth Water	61,981	38,801
Guizhou Yufeng	61,981	39,211
Shangxi Wealth	619,806	418,384

	$743,768	$496,396

Preferred Stock

During the nine months ended September 30, 2013, the Company paid $12,240 in preferred stock dividends, all of these dividends were paid in-kind at $15 per preferred share based on the pricing of the subscription agreement dated on December 15, 2010 for the total issuance of 816 shares of preferred stock with each of the preferred shares convertible into five common shares.

The cumulative dividends on preferred stock was $43,227 and $100,081 for the three months ended September 30, 2013 and 2012, and $129,560 and $300,243 for the nine months ended September 30, 2013 and 2012.

Common Stock

During the nine months ended September 30, 2013, 7,484 preferred shares were converted into 37,420 common shares per subscription agreement.

During the nine months ended September 30, 2013, the Company issued 1,330,000 shares of common stock to independent consultants and legal representatives in exchange for services rendered to the Company. These shares were valued at $6,650,000 based on the market price of the common stock issued on the date of the grant and are included in general and administrative expenses in the accompanying condensed consolidated statements of income.

(9)	Related Party Balances and Transactions

On August 28, 2013, the Company extended the $13.04 million (RMB80,000,000) short-term note with Industrial Bank Co., Limited (“IB”) for another 12 months, which are personally guaranteed by Mr. Ming Zhou Tan, CEO of the Company (“Mr. Tan”) and Ms. Hong Yu Du, Director (“Ms. Du”), and contains no financial maintenance covenants. The interest rate under the short-term note is based on the base rate, the interest rate set by the People’s Bank of China (6% as of September 30, 2013 and as of December 31, 2012). Interest under the short term note is paid monthly at the end of each month. As of September 30, 2013, all interest was fully paid.

On December 3, 2012, the Company entered into a $6.52 million (RMB40,000,000) short-term note agreement with IB with a one year maturity, which are personally guaranteed by Mr. Tan and Ms. Du, and contains no financial maintenance covenants. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China (6% as of September 30, 2013). Interest under the short term note is paid monthly at the end of each month. As of September 30, 2013, all interest was fully paid.

During the year ended December 31, 2010, the Company executed a lease agreement for its corporate office space owned by Mr. Tan. The lease is for a term of 5 years from January 1, 2011 to December 31, 2015 with monthly lease payments of $12,696. The Company incurred rent expense of approximately $38,000 and $114,000 related to this lease during the three and nine months ended September 30, 2013 and 2012.

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

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. The Company has three operating segments identified by manufacturing facility and each segment is operated in a separate subsidiary. The Company primarily evaluates performance based on income before income taxes and excludes non-recurring items. The operations and product produced by the Company’s various segments are as follows:

●
Guangdong Huixin produces water purification agents for specific industrial uses such as the  treatment of waste water from paper mills, decolorization agents to treat waste water that contains active dyes, acid dyes and direct dyes produced in the textile and printing industry, and other industry specific water purification applications. The Company uses HAC powder produced by the Guizhou Yefeng segment in the production of its water purification agents.

●
Guizhou Yefeng produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is used by Guangdong Huixin in the production of its water purification agents and is also sold to outside customers for waste water treatment.

●	Shanxi Wealth produces HAC powder from calcium and aluminum derived from its limestone and bauxite mines. The HAC powder is sold to outside customers for waste water treatment.

●	Other represents the cost of corporate activities and eliminations.

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements:

For the three months ended September 30, 2013

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$11,159,189	$4,151,771	$8,519,507	$-	$(2,469,136)	$21,361,331
Cost of revenue	6,797,757	2,556,186	4,690,425	-	(2,469,136)	11,575,232

Gross profit	4,361,432	1,595,585	3,829,082	-	-	9,786,099

Selling and marketing	292,626	81,034	370,923	-	-	744,583
General and administrative	646,792	199,986	338,018	198,086	-	1,382,882
Research and development	170,423	9,009	-	-	-	179,432

Income from operations	$3,251,591	$1,305,556	$3,120,141	$(198,086)	$-	$7,479,202

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information, continued

For the three months ended September 30, 2012

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$11,510,345	$4,596,526	$9,024,816	$-	$(2,724,358)	$22,407,329
Cost of revenue	7,307,167	2,459,220	5,266,179	-	(2,724,358)	12,308,208

Gross profit	4,203,178	2,137,306	3,758,637	-	-	10,099,121

Selling and marketing	331,546	85,957	380,171	-	-	797,674
General and administrative	734,084	159,289	318,260	279,309	-	1,490,942
Research and development	142,394	8,782	-	-	-	151,176

Income from operations	$2,995,154	$1,883,278	$3,060,206	$(279,309)	$-	$7,659,329

For the nine months ended September 30, 2013

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$34,726,702	$13,438,658	$23,720,626	$-	$(7,883,432)	$64,002,554
Cost of revenue	20,974,974	8,223,217	13,560,255	-	(7,883,432)	34,875,014

Gross profit	13,751,728	5,215,441	10,160,371	-	-	29,127,540

Selling and marketing	823,511	259,935	1,078,157	-	-	2,161,603
General and administrative	7,054,360	541,125	1,002,373	1,992,293	-	10,590,151
Research and development	506,989	26,798	-	-	-	533,787

Income from operations	$5,366,868	$4,387,583	$8,079,841	$(1,992,293)	$-	$15,841,999

HUIXIN WASTE WATER SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	Segment Information, continued

For the nine months ended September 30, 2012

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Net revenue	$32,700,226	$12,667,891	$23,460,362	$-	$(7,529,939)	$61,298,540
Cost of revenue	20,791,108	6,782,660	13,702,699	-	(7,529,939)	33,746,528

Gross profit	11,909,118	5,885,231	9,757,663	-	-	27,552,012

Selling and marketing	918,796	240,411	1,059,061	-	-	2,218,268
General and administrative	1,665,657	463,650	921,164	776,176	-	3,826,647
Research and development	443,853	26,869	-	-	-	470,722

Income from operations	$8,880,812	$5,154,301	$7,777,438	$(776,176)	$-	$21,036,375

As of September 30, 2013

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Current assets	$60,651,315	$8,277,251	$34,122,174	$5,359,923	$(68,237,441)	$40,173,222
Property, plant and equipment,
land use and mining rights	2,591,964	84,979,745	5,962,278	-	-	93,533,987
Total assets	$63,243,279	$93,256,996	$40,084,452	$5,359,923	$(68,237,441)	$133,707,209

As of December 31, 2012

	Guangdong	Guizhou	Shanxi
	Huixin	Yefeng	Wealth	Corporate	Eliminations	Total

Current assets	$15,217,117	$16,443,580	$26,699,097	$5,697,282	$(25,976,962)	$38,080,114
Property, plant and equipment,
land use and mining rights	2,707,170	4,608,247	6,302,665	-	-	13,618,082
Deposit for mining
right acquisition	63,480,677	-	-	-		63,480,677
Total assets	$81,404,964	$21,051,827	$33,001,762	$5,697,282	$(25,976,962)	$115,178,873

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are a leading producer and distributer of water purifying agents and High-performance Aluminate Calcium (“HAC”) powder, the core component of water purifying agents. We manufactured and distributed approximately 249,000 and 246,000 tons water purifying agent for the nine months ended September 30, 2013 and 2012, approximately 215,000 and 219,000 tons of high calcium aluminates powder for the nine months ended September 30, 2013 and 2012. Our products are distributed in the southern, south-western, mid-eastern, and eastern part of China. We supply water purifying products for industries such as printing and dyeing, paper making, municipal wastewater, phosphorus removal, and oil removal from washing water.

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

Results of Operations

The following table shows key components of our results of operations during the three and nine months ended September 30, 2013 and 2012, in both dollars and as a percentage of our total revenue.

	Three Months Ended September 30,
	2013	% of	2012	% of
		Revenue		Revenue

Net revenue	$21,361,331	100.00%	$22,407,329	100.00%
Cost of revenue	11,575,232	54.19%	12,308,208	54.93%

Gross profit	9,786,099	45.81%	10,099,121	45.07%

Operating expenses:
Selling and marketing	744,583	3.49%	797,674	3.56%
General and administrative	1,382,882	6.47%	1,490,942	6.65%
Research and development	179,432	0.84%	151,176	0.67%
Total operating expenses	2,306,897	10.80%	2,439,792	10.88%

Income from operations	7,479,202	35.01%	7,659,329	34.19%

Other income/(expense)
Interest income	29,879	0.14%	79,596	0.36%
Interest expense	(298,621)	(1.40)%	(228,123)	(1.02)%
Total other income/(expense)	(268,742)	(1.26)%	(148,527)	(0. 66)%

Income before provision for income taxes	7,210,460	33.75%	7,510,802	33.53%

Provision for income taxes	1,811,743	8.48%	1,901,646	8.49%

Net income	$5,398,717	25.27%	$5,609,156	25.04%

	Nine Months Ended September 30,
	2013	% of	2012	% of
		Revenue		Revenue

Net revenue	$64,002,554	100.00%	$61,298,540	100.00%
Cost of revenue	34,875,014	54.49%	33,746,528	55.05%

Gross profit	29,127,540	45.51%	27,552,012	44.95%

Operating expenses:
Selling and marketing	2,161,603	3.38%	2,218,268	3.62%
General and administrative	10,590,151	16.55%	3,826,647	6.24%
Research and development	533,787	0.83%	470,722	0.77%
Total operating expenses	13,285,541	20.76%	6,515,637	10.63%

Income from operations	15,841,999	24.75%	21,036,375	34.32%

Other income /(expense)
Interest income	78,483	0.12%	708,023	1.16%
Interest expense	(882,000)	(1.38)%	(284,243)	(0.46)%
Total other income	(803,517)	(1.26)%	423,780	0.70%

Income before provision for income taxes	15,038,482	23.49%	21,460,155	35.01%

Provision for income taxes	3,816,936	5.96%	5,454,958	8.90%

Net income	$11,221,546	17.53%	$16,005,197	26.11%

Three and Nine Months Ended September 30, 2013 and September 30, 2012:

Revenue:

Our consolidated revenue decreased by $1,045,998 or 5%, to $21,361,331 for three months ended September 30, 2013 from $22,407,329 for the three months ended September 30, 2012. The decrease in revenue for the three months ended September 30, 2013 was primarily due to decreased sales volume which resulted lower demand from existing customers and fewer new customers in both water purifying agents and HAC powder product lines, which was partially offset by the increase in sales price and appreciation of the average foreign currency exchange rate of RMB against US dollars, as compared to the same period in 2012. For the nine months ended September 30, 2013, our revenue increased by $2,704,014 or 4% to $64,002,554 from $61,298,540 for the nine months ended September 30, 2012. The increase in revenue for the nine months ended September 30, 2013 was primarily due to overall increase in sales volume from our existing customers in the first half of the year 2013, which was partially offset by the lower demand in the three months ended September 30, 2013 and the appreciation of the average foreign currency exchange rate of RMB against US dollars, as compared to the same period in 2012.

Our revenue from sales of water purifying agents for the three months ended September 30, 2013 was $11,159,189 and for the three months ended September 30, 2012 was $11,510,345, representing a decrease of $351,156 or approximately 3%.  The decrease in revenue for the three months ended September 30, 2013 was primarily due to a decrease in sales volume approximately 7% due to lower demand from existing customers and fewer new customers, which was partially offset by the increase in sales price approximately of 2% and appreciation of the average foreign currency exchange rate of RMB against US dollar, as compared to the same period in 2012. Our revenue from sales of water purifying agents for the nine months ended September 30, 2013 was $34,726,702 and for the nine months ended September 30, 2012 was $32,700,226 representing an increase of $2,026,476 or approximately 6%. The increase in revenue for the nine months ended September 30, 2013 was primarily due to increased sales volume of approximately 3% from expansion of our customer base and increased orders from our existing customers; and sales price increased by approximately 2% and the appreciation of the average foreign currency exchange rate of RMB against US dollars, as compared to the same period in 2012.

Our revenue from sales of HAC powder for the three months ended September 30, 2013 was $10,202,142 and for the three months ended September 30, 2012 was $10,896,984, representing a decrease of $694,842 or approximately 6%. The decrease in revenue for the three months ended September 30, 2013 was primarily due to a decrease of sales volume of approximately 12% due to lower demand from existing customers and fewer of new customers, which was offset by the increase in sales price of approximately 4% and appreciation of the average foreign currency exchange rate of RMB against US dollars, as compared to the same period in 2012. Our revenue from sales of HAC powder was $29,275,852 for the nine months ended September 30, 2013 and was $28,598,314 for the nine months ended September 30, 2012, representing an increase of $677,538 or approximately 2%. The increase in revenue for the nine months ended September 30, 2013 was primarily due to sales price increase of approximately 4% and the appreciation of the average foreign currency exchange rate of RMB against US dollars, which was partially offset by a sales volume decrease of approximately 2% due to lower demand from our customers, as compared to the same period in 2012.

Cost of Revenue:

Our consolidated cost of revenue decreased by $732,976, or 6%, to $11,575,232 for the three months ended September 30, 2013 from $12,308,208 for the three months ended September 30, 2012. The decrease in the cost of revenue was primarily due to labor and overhead cost in line with our sales decreases; which was partially offset by higher amortization expense from the new mining right acquired during the first quarter of 2013 and decrease in cost of coal, additives and chemicals used in productions. The cost of revenue as a percentage of revenue was approximately the same at 55% during the three and nine months ended September 30, 2013 as compared to that of the same periods in 2012. For the nine months ended September 30, 2013, our consolidated cost of revenue increased by $1,128,486, or 3%, to $34,875,014 from $33,746,528 for the nine months ended September 30, 2013. The increase in the cost of revenue was primarily driven by higher amortization expense from the new mining right acquired during the first quarter of 2013, labor and overhead cost in line with our sales increases; which were offset by decreased cost of coal, additives and chemicals used in production. The cost of revenue as a percentage of revenue was approximately the same at 54% and 55 % during the three and nine months ended September 30, 2013 and 2012.

Cost of revenue from sales of water purifying agents for the three months ended September 30, 2013 was $6,797,757, a decrease of $509,410 or 7%, from $7,307,167 for the same period in 2012.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 61% and 63% for the three months ended September 30, 2013 and 2012. The decrease of cost of revenue from sales of water purifying agents was primarily attributable to the decrease of our revenue from sales of water purifying agents, the increase of labor and overhead cost, which was offset by decreases in cost of additives and chemicals used in our productions. Cost of revenue from sales of water purifying agents for the nine months ended September 30, 2013 was $13,900,040, an increase of $944,620 or 7%, from $12,955,420 for the same period in 2012.  As a percentage of net revenue, cost of revenue from sales of water purifying agents was 60% and 64% for the nine months ended September 30, 2013 and 2012. The increase of cost of revenue from sales of water purifying agents was primarily attributable to the increase of our revenue from sales of water purifying agents, the increase of labor and overhead cost, which was offset by decreases in cost of additives and chemicals used in our productions.

Cost of revenue from sales of HAC powder for the three months ended September 30, 2013 was $4,777,475, a decrease of $223,566 or 4%, from $5,001,041 for the same period in 2012.   As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 47% and 46% for the three months ended September 30, 2013 and 2012. The decrease of cost of revenue from sales of HAC powder was primarily attributable to the decrease of our revenue from sales of HAC powder, the increase in amortization expense form the new mining right acquired during the first quarter of 2013, and the increase of raw material prices, labor and overhead cost. Cost of revenue from sales of HAC powder for the nine months ended September 30, 2013 was $13,900,040, an increase of $944,620 or 7%, from $12,955,420 for the same period in 2011. As a percentage of net revenue, cost of revenue from sales of HAC powder approximated 47% and 45% for the nine months ended September 30, 2013 and 2012. The increase of cost of revenue from sales of HAC powder was primarily attributable to the increase of our revenue from sales of HAC powder, the increase in amortization expense form the new mining right acquired during the first quarter of 2013, and the increase of raw material prices, labor and overhead cost.

Gross profit and Gross Profit Margin:

Our gross profit decreased by $313,022 or 3% to $9,786,099 for the three months ended September 30, 2013 from $10,099,121 for the three months ended September 30, 2012; the decrease was primarily due to overall decrease in demand of water purifying agents and HAC powder. For the nine months ended September 30, 2013, our gross profit increased by $1,575,528 or 6% to $29,127,540 from $27,552,012 for the nine months ended September 30, 2012; the increase was primarily due to overall increase in sales volume from our existing customers in the first half of the year 2013. Our gross profit margin (gross profit divided by net revenue) increased to 45.81% for the three months ended September 30, 2013 from 45.07% for the three months ended September 30, 2012, increased to 45.51% for the nine months ended September 30, 2013 from 44.95% for the nine months ended September 30, 2012.  The increase in gross margin was primarily due to the increases in sales price and decreases in cost of raw materials and coal used in our production.

Selling and Marketing Expenses:

Our selling and marketing expenses decreased by $53,091 or 7% to $744,583 for the three months ended September 30, 2013 from $797,674 for the three months ended September 30, 2012 and decreased by $56,665 or 3% to $2,161,603 for the nine months ended September 30, 2013 from $2,218,268 for the nine months ended September 30, 2012. The decrease in our selling and marketing expenses in 2013 was primarily attributable to the decrease of commission percentage paid to sales agents that offset the increases of payroll expenses resulting from increase of our head count and pay increase as compared to those in the same period of 2012.

General and Administrative Expenses:

Our general and administrative expenses decreased by $108,060 or 7% to $1,382,882 for the three months ended September 30, 2013 from $1,490,942 for the three months ended September 30, 2012; the decrease was primarily due to decrease in moving expense with no moving activities in 2013, as compared to same period in 2012. For the nine months ended September 30, 2013, our general and administrative expenses increased by $6,763,504 or 177% to $10,590,151 from $3,826,647 for the nine months ended September 30, 2012.  The increase in our general and administrative expenses was primarily attributable to $6,650,000 of stock-based compensation expenses recorded for common stock issued to independent consultants and legal representatives in consideration for their services rendered to the Company, and in our overall expenses including payroll, benefits and other office expenses.

Research and Development Cost:

Our research and development cost increased by $28,256 or 19% to $179,432 for the three months ended September 30, 2013 from $151,176 for the three months ended September 30, 2012 and increased by $63,065 or 13% to $533,787  for the nine months ended September 30, 2013 from $470,722 for the nine months ended September 30, 2012. We continue to incur expenses to improve and develop new products. We expect to continue to increase our research and development efforts to enhance the competitiveness of our products.

Other income (Expense):

Our other expense increased by $120,215, or 81% to $268,742 for the three months ended September 30, 2013 from $148,527 for the three months ended September 30, 2012; the increase was primarily due to increase in interest expenses of $70,498 on short term loans, and decreased interest income generated from cash in the bank of $49,717. Other expense for the nine months ended September 30, 2013 increased by $1,227,297, or 290% to $803,517 from income of $423,780 for the nine months ended September 30, 2012, the increase was primarily due to increase in interest expense of $597,757 on short term loans, and decrease in interest income of $629,540, which was primarily due to a expired secured note receivable in the amount of $25 million which generated approximately $541,000 in interest income for the nine months ended September 30, 2012.

Net Income:

Net income decreased by $210,439 or 4% to $5,398,717 for the three months ended September 30, 2013 from $5,609,156 for the three months ended September 30, 2012; the decrease was primarily due to decrease in sales which was partially offset by the decrease in selling and marketing and general administrative expenses, as compared to the same period in 2012. For the nine months ended September 30, 2013, our net income decreased by $4,783,651 or 30% to $11,221,546 from $16,005,197 for the nine months ended September 30, 2012. The decrease of our net income was primarily due to increase in general and administrative expense of $6,650,000 related to stock-based compensation recorded for stocks issued to independent consultants and legal representatives during the nine months ended September 30, 2013 and increase in interest expense of $597,757 for the short-term loans and decrease in interest income from note receivable of approximately $541,000, as compared to that in the same period of 2012.

Liquidity and Capital Resources

We had cash balance of approximately $36 million as of September 30, 2013, as compared to $34 million as of December 31, 2012.

Our funds are kept in financial institutions located in China, and banks and other financial institutions in China which do not provide insurance for funds held on deposit.  In the event of a bank failure, we may incur loss for our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $16.3 million and $12.1 million as of September 30, 2013 and December 31, 2012. The increase in working capital was primarily due to increase in cash flow from operation activities which was offset by cash flow used in mining rights acquisition.

Our accounts receivable has been a small portion of our current assets, representing $3.1 million and $2.7 million, or 7.7% and 7.2% of current assets, as of September 30, 2013 and December 31, 2012.  We began to offer longer credit terms to our good standing customers starting in 2011 per the requests of our customers due to the tightening monetary policies imposed by the PRC Government in 2011.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during nine months ended September 30, 2013 and the year ended December 31, 2012. As of September 30, 2013, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $0 for the three and nine months ended September 30, 2013 and the year ended December 31, 2012.

Inventories amounted to approximately $1.2 million as of September 30, 2013, as compared to $1.4 million as of December 31, 2012.   Since our mines can provide stable and sufficient supplies of raw materials for our production and our stable relationship with other suppliers, we have not experienced any shortage in raw materials as our sales continue to grow.  We do not need to maintain large amounts of raw materials.  We might expect to experience increase in our inventory levels in future, including both of raw material and finished goods to meet the market demands.

On August 28, 2013, we extended the short-term note with Industrial Bank Co., Limited (“IB”) in the amount of approximately $13,036,896 (RMB80,000,000) for 12 months with the new maturity date on August 27, 2014. The interest rate under the short-term note agreement is based on the base rate, the interest rate set by the People’s Bank of China. This short-term note agreement is personally guaranteed by Mr. Tan and Ms. Du and contains no maintenance covenants.

We are required to contribute for our employees to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, maternity insurance, and housing provident funds in accordance with relevant regulations. Total contributions to the funds were approximately $971,098 for the nine months ended September 30, 2013. We expect that the amount of our contribution to the government’s social insurance funds and housing provident funds will increase in the future as we expand our workforce and operations.  In the years prior to December 31, 2010, we have approximately $300,000 of unpaid social insurance premiums and housing provident funds and potential penalties which are included in the accrued expenses.

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

Future Capital Expenditures

In future years, as we accelerate expansion, we expect continued capital expenditure for adding manufacturing equipment, expanding workshops and harbors, and modernizing existing equipment. We believe that such expansion will have a material impact on liquidity, capital resources and/or results of operation.  However, we believe our existing cash, cash equivalents and cash flows from operations and proceeds from the completed financing in December 15, 2010 will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Cash Flow

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$17,529,597	$21,323,402
Net cash used for investing activities	(16,341,896)	(6,549,865)
Net cash provided by financing activities	-	13,231,504
Effect of exchange rate changes on cash and cash equivalents	750,304	91,887
Cash and cash equivalents at the beginning of period	33,871,287	26,383,537
Cash and cash equivalents at the end of period	$35,809,292	$54,480,465

Net cash provided by operating activities was $17.5 million for the nine months ended September 30, 2013, compared to net cash provided by operating activities of $21.3 million for the nine months ended September 30, 2012. The decrease of net cash provided by operating activities was primarily due to increase of account receivable in the amount approximately of $315,000 and decrease of accrued liabilities in the amount of approximately $1.3 million which was partially offset by the decrease of inventories of approximately $262,000 during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, net cash provided by operating activities was attributable to decrease of advance payment to suppliers in the amount of approximately $3.8 million which was partially offset by increase in accounts receivable of approximately $873,000.

Investing activity during the nine months ended September 30, 2013 included cash used for the mining rights acquisition in the amount of approximately $16.3 million.  In addition, we purchased equipment of $91,888 and $209,113 during the nine months ended September 30, 2013 and 2012.

Financing activities during the nine months ended September 30, 2013 included short-term note with Industrial Bank Co., Limited (“IB”) in the amount of approximately $12.9 million (RMB80,000,000) extended for 12 months with the new maturity date on August 27, 2014. Financing activities during the nine months ended September 30, 2012 were related to releases of restricted cash pursuant to the Holdback Escrow Agreements and related Amendments to the original agreements in the amounts of $550,000 and net cash provided from short term loans in the amount approximately $12.7 million (RMB80,000,000).

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

	Nine Months Ended September 30,
	2013	2012

Effect on beginning cash at period end exchange rate	$900,068	$138,594
Effect from operating activities during the period	223,419	(36,401)
Effect from investing activities during the period	(373,183)	11,008
Effect from financing activities during the period	-	(21,313)
Effect of exchange rate changes on cash	$750,304	$91,887

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

Allowance for doubtful accounts. In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates. Our accounts receivable represent approximately 3% of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

Inventories. Inventories are comprised of raw materials and finished goods which are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include materials, direct labor, and manufacturing overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Amortization policy of mining rights. Mining rights, which are for definite terms ranging from 14 to 30 years, are amortized using the units of production method. In applying this method, the numerator is current year production and the denominator is expected production from mines over the life of the individual mining rights, with consideration of production limitations imposed by the mining rights agreements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP, which existed as of December 31, 2012, that have not been fully remediated as of September 30, 2013.

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

During the quarter ended September 30, 2013, the Company's management implemented or continued to implement the steps set forth above under “Remediation Activities” to improve the quality of its Internal Control over Financial Reporting.

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

HUIXIN WASTE WATER SOLUTIONS, INC.

Dated: November 14, 2013	By:	/s/ Mingzhuo Tan
Mingzhuo Tan Chief Executive Officer, President and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Tin Nang (Chris) Lui
Tin Nang (Chris) Lui Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)